Form 10-Q
period 2025-09-30
Caring Brands, Inc.
filed 2025-11-14
CIK 2020737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 001-42941

CARING BRANDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-4103908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 S Indian River Dr.

Suite 202 pbm# 1232

Fort Pierce, FL 34950

(Address of principal executive offices)(Zip code)

(561) 896-7616

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CABR	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 14, 2025 was 13,736,925 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk factors” in Part II, Item 1A of this Quarterly Report and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following categories and risks:

Risks Relating to the Separation:

●	We may be unable to achieve some or all of the benefits that we expect to achieve from the Separation.
●	We have a limited operating history as a publicly traded company, and our historical financial information is not necessarily representative of the results we would have achieved as a publicly traded company and may not be a reliable indicator of our future results.
●	Some of our directors and executive officers own Safety Shot common stock or options to acquire Safety Shot common stock and hold positions with Safety Shot, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in our not acting on opportunities we otherwise may have.

Risk Related to Our Business:

●	Caring Brands has a limited operating history, which makes it difficult to accurately evaluate our business prospects.
●	We may not have adequate capital to fund our business.
●	We may not be able to successfully compete against companies with substantially greater resources.
●	The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

Risks Related to our Financial Position and Capital Needs

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or other assets

Risks Related to our Intellectual Property

●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
●	If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively, and we may not be profitable.

Risks Related to Ownership of Our Securities

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Our common stock may become subject to the SEC’s penny stock rules and accordingly, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk factors” and the other information set forth in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). The risks summarized above or described in the section titled “Risk factors” are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

i

Caring Brands, Inc.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

Caring Brands, Inc. and subsidiaries

Condensed consolidated balance sheets

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,123	$468,998
Inventory, net	12,892	13,689
Prepaid expenses and other current assets	16,976	44,794
Total current assets	45,991	527,481
Intellectual property, net, a related party	2,625,000	2,850,000
Investment in NovoDX, a related party	500,000	500,000
Total assets	$3,170,991	$3,877,481

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$347,524	$169,432
Related party loan payable	129,405	—
Accrued expenses and other current liabilities	93,281	16,673
Total current liabilities	570,210	186,105
Long-term debt, net	1,863	—
Total liabilities	572,073	186,105
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 13,736,925, and 13,110,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13,737	13,110
Additional paid-in capital	5,623,943	4,541,057
Common stock payable	43,750	—
Subscription receivable	(1,600)	—
Accumulated deficit	(3,080,912)	(862,791)
Total stockholders’ equity	2,598,918	3,691,376
Total liabilities and stockholders’ equity	$3,170,991	$3,877,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Caring Brands, Inc. and subsidiaries

Condensed consolidated statements of operations

(unaudited)

	Successor	Successor	Predecessor		Successor	Successor	Predecessor

	Three months ended				Nine months ended
	September 30, 2025	September 25 to September 30, 2024	July 1 to September 24, 2024		September 30, 2025	September 25 to September 30, 2024	January 1 to Sep. 24, 2024
Net sales	$740	$—		$—	$3,795	$—		$—
Cost of sales	292	—		—	1,692	—		—
Gross profit	448	—		—	2,103	—		—
Selling, general and administrative expenses	999,923	428,906		156,091	2,200,504	428,906		654,573
Operating income	(999,475)	(428,906)		(156,091)	(2,198,401)	(428,906)		(654,573)
Interest expense (income), net	19,293	—		67	19,720	—		67
Net loss	$(1,018,768)	$(428,906)		$(156,158)	$(2,218,121)	$(428,906)		$(654,640)

Net income per share:
Basic	$(0.08)	$(0.03)	$	n/a	$(0.17)	$(0.03)	$	n/a
Diluted	$(0.08)	$(0.03)	$	n/a	$(0.17)	$(0.03)	$	n/a
Weighted average shares outstanding:
Basic	13,436,925	12,776,667		n/a	13,330,451	12,776,667		n/a
Diluted	13,436,925	12,776,667		n/a	13,330,451	12,776,667		n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

Caring Brands, Inc. and subsidiaries

Condensed consolidated statements of stockholders’ equity

(unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance as of January 1, 2024 (Predecessor)	—	$—	$—	$(265,774)	$(265,774)
Net loss	—	—	—	(654,640)	(654,640)
Balance as of September 24, 2024	—	$—	$—	$(920,414)	$(920,414)

	Common stock		Additional paid-in	Common stock	Accumulated	Total stockholders’
	Shares	Amount	capital	payable	deficit	equity
Balance as of September 25, 2024 (Successor)	—	$—	$—	$—	$(920,414)	$(920,414)
Net book value of assets and liabilities acquired	12,710,000	12,710	4,141,457	100	920,414	5,074,681
Shares issued for services	400,000	400	399,600	—		400,000
Net loss	—	—	—	—	(428,906)	(428,906)
Balance as of September 30, 2024	13,110,000	$13,110	$4,541,057	$100	$(428,906)	$4,125,361

	Common stock		Additional paid-in	Common stock	Subscription	Accumulated	Total stockholders’
	Shares	Amount	capital	payable	Receivable	deficit	equity
Balance as of January 1, 2025 (Successor)	13,110,000	$13,110	$4,541,057	$—	—	$(862,791)	$3,691,376
Net loss		—	—	—	—	(2,218,121)	(2,218,121)
Issuance of shares for cash	1,525	2	5,998	—	—	—	6,000
Shares issued for services	625,000	625	1,006,375	—	—	—	1,007,000
Warrants issued in connection with debt financing			68,913				68,913
Shares sold on subscription	400	—	1,600	—	(1,600)	—	—
Common stock to be issued in connection with debt financing	—	—	—	43,750	—	—	43,750
Balance as of September 30, 2025	13,736,925	$13,737	$5,623,943	$43,750	(1,600)	$(3,080,912)	$2,598,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Caring Brands, Inc. and subsidiaries

Condensed consolidated statements of cash flows

(unaudited)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2025	September 25, 2024 to September 30, 2024	January 1, 2024 to September 24, 2024
Cash flows from operating activities:
Net income	$(2,218,121)	$(428,906)	$(654,640)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of license agreement	225,000	6,849	—
Amortization of deferred financing costs	1,863	—	—
Fair value of shares issued for services	1,007,000	400,000	—
Loss on debt issuance	14,663
Changes in operating assets and liabilities:
Accounts receivable	—	—	354
Inventory	797	—	—
Prepaid expenses and other current assets	27,818	—	(43,775)
Accounts payable	232,497	402	139,502
Accrued liabilities	76,608	21,640	6,816
Net cash used in operating activities	(631,875)	(15)	(551,743)

Cash flows from investing activities:
Cash acquired in reverse merger		608,596
Net cash used in investing activities	—	608,596	—

Cash flows from financing activities:
Loans to CBI FL prior to acquisition	—	—	666,232
Proceeds from long-term debt	98,000	—	—
Proceeds from related party loan payable	75,000	—	—
Proceeds from issuance of shares	6,000	—	—
Net cash (used in) provided by financing activities	179,000	—	666,232

Net increase (decrease) in cash, cash equivalents and restricted cash	(452,875)	608,581	114,489
Cash, cash equivalents and restricted cash - beginning of period	468,998	132,650	18,161
Cash, cash equivalents and restricted cash - end of period	$16,123	$741,231	$132,650
Non-cash investing and financing activities:
Shares sold on subscription	$1,600	—	—
Accounts payable settlement with related party note payable	$54,405	—	—
Discounts on convertible promissory notes	$98,000	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Caring Brands, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Note 1—Organization and Business Operations

Caring Brands, Inc. (the “Company”) is a Nevada corporation and was incorporated on April 24, 2024. On September 24, 2024, the Company entered into a separation and exchange agreement (the “Separation and Exchange Agreement”) with Safety Shot, Inc. (“Shot”) pursuant to which, Shot exchanged its right, title and interest in and to Caring Brands, Inc., a Florida corporation (“CB FL”), free and clear of all liens and encumbrances, and in exchange thereof, the Company accepted and agreed to assume all obligations of CB FL (see note 2 – Basis of Presentation and note 8 – Acquisition of Caring Brands, Inc. a Florida corporation). The Company’s principal business is the over-the-counter and prescription-grade health and wellness products.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company was recently formed and has no operations, however the Company recently became listed on the NASDAQ in order to raise additional capital. There is no assurance that the Company will have sufficient resources to execute its business which has raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC in their opinion on the December 31, 2024 financial statements.

Note 2—Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, these interim financial statements contain all adjustments, including normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025 and December 31, 2024, its results of operations for the three and nine months ended September 30, 2025 and 2024 and stockholders’ equity for the nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2024 (the “Annual Report”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows.

Inventory

Inventories will be stated at the lower of cost or market. The Company will periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Net Loss Per Share of Common Stock

Net loss per share of Common Stock is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations, as the impact of the potential shares of Common Stock would be to decrease the loss per share.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Revenue Recognition

The Company will generate its revenue from the sale of its products directly to the end user (the “customer”). The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements; 1) identify the contract with a customers, 2) identify the performance obligations in the contract, 3) determine the transactions price, 4) allocate the transaction price to performance obligations in the contract, and 5) recognize revenue as the performance obligations are satisfied.

The Company’s performance obligations are satisfied when goods or products are shipped on a FOB shipping point basis as title passes when shipped. Our products are generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date. The Company does not currently have meaningful revenue in different geographic regions or channels and therefore does not disaggregate its revenue for reporting purposes.

As of September 30, 2025, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its unaudited condensed consolidated balance sheet.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance, if applicable, for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

Equity Investments

Equity investments, including our investment in NovoDX common stock, are recorded at cost and the carrying value is adjusted to fair market value for each reporting period.

Intellectual Property

Intellectual property, including license agreements, are recorded at cost and amortized over the life of the License using the straight-line method. We evaluate Intellectual Property for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company’s intellectual property is still in the early stages and there were no indicators of impairment that the company considered significant or to require testing at this time.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Any acquired Research and Development would also be expensed as incurred unless there is an alternative use. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Research and development costs were $0 and $39,558 for the nine-month period ended September 30, 2025 (Successor) and the combined nine-month period ended September 30, 2024 (Predecessor and Successor), respectively. Research and development costs for the Predecessor period from January 1, 2024 through September 24, 2024 were $39,558, and for the Successor period from September 25, 2024 through September 30, 2024 were $0.

Stock based compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

The Company has adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Segment Reporting

The Company operates under one business segment. Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The CODM considers total net income in evaluating key business results and all of our revenue comes from one business segment.

Income Taxes

Prior to the separation of the Company from its then parent (see Note – 8), the Company was included as a wholly-owned subsidiary of Safety Shot, Inc., and as such, the Company followed the guidance under ASC 740-10-30-27 to account for income taxes using the separate return approach. The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company incurred losses of $2,218,121 and $1,083,546 for the nine-month period ended September 30, 2025 (Successor) and the combined nine-month period ended September 30, 2024 (Predecessor and Successor), respectively. Net loss for the Predecessor period from January 1, 2024 through September 24, 2024 was $654,640, and for the Successor period from September 25, 2024 through September 30, 2024 was $428,906. Using a 21% tax rate at the balance sheet date, the Company’s deferred tax asset as of September 30, 2025 and December 31, 2024 would be $647,029 and $181,186 respectively with a valuation allowance of $647,029 and $181,186.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. See Note 4 – Intangible Assets, Note 5 – Investment in NovoDX, a Related Party, Note 9 – Acquisition of Caring Brands, Inc., a Florida Corporation – by a Related Party and Note 7 – Debt.

The related party mentioned in Note 4 and Note 5 is a former director at Safety Shot, a former director of Caring Brands and a current director of NovoDX Corporation. Additionally, NovoDX is a related party due to the shares of the Company’s common stock it holds as a result of the shares issued in connection with the License Agreement described in Note 4.

Recent accounting pronouncements

New accounting pronouncements issued but not yet adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for the Company’s annual periods beginning January 1, 2026. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition. The Company has elected to delay the adoption of accounting standards until the private company adoption date.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires additional disclosures, in the notes to financial statements, of specified information about certain costs and expenses included in the captions presented on the face of the income statement. The new guidance is effective for the Company’s annual reporting period beginning Janary 1, 2027, and interim reporting periods beginning January 1, 2028. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2024-03 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

Note 3—Cash

As of September 30, 2025 and December 31, 2024, the Company had a cash balance of $16,123 and $468,998 respectively.

Note 4—Intangible assets

On June 18, 2024, the Successor entered into a License Agreement with NovoDX Corporation, a related party, to license the NovoDX’s GoldNTM Ebola Rapid Diagnostic Test to market and sell the Licensed Product within the commercial field, which was Amended and Restated on July 22, 2024. In consideration for the License, the Successor issued 3,000,000 shares of its restricted common stock to NovoDX. The shares were issued at $1.00 per share, the same price as the private placement offering and are being amortized over a 10-year period.

As of September 30, 2025 the Company had the following intangible asset balances:

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property - license	10 years	$3,000,000	$(375,000)	$2,625,000
Total intangibles		$3,000,000	$(375,000)	$2,625,000

As of December 31, 2024 the Company had the following intangible asset balances:

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property - license	10 years	$3,000,000	$(150,000)	$2,850,000
Total intangibles		$3,000,000	$(150,000)	$2,850,000

Amortization expense was $225,000 and $6,849 for the nine-month period ended September 30, 2025 (Successor) and the combined nine-month period ended September 30, 2024 (Predecessor and Successor), respectively. Amortization expense for the Predecessor period from January 1, 2024 through September 24, 2024 was $0, and for the Successor period from September 25, 2024 through September 30, 2024 was $6,849. The estimated future amortization expense related to finite-lived intangible assets, assuming no impairment as of September 30, 2025 is as follows:

Remainder of fiscal 2025	$75,000
2026	300,000
2027	300,000
2028	300,000
2029	300,000
Thereafter	1,350,000
Total	$2,625,000

Note 5—Investment in NovoDX, a Related Party

On May 14, 2024, the Company purchased 25,134 shares of NovoDX Corporation’s restricted common stock for $500,000. NovoDX is a diagnostic company, focusing on health products related to rapid diagnostic screenings and their companion therapeutics. NovoDX is researching and developing rapid diagnostic devices for Over the Counter and Point of Care with the focus on manufacturing, marketing and selling, directly and indirectly, those devices for at home diagnostic screening use. The investment in NovoDX Corporation’s restricted common stock (25,134 shares purchased for $500,000), representing less than 1% of the outstanding shares of NovoDX, is recorded at cost and the carrying value is adjusted to fair market value for each reporting period. We have chosen the fair value option to account for investment in NovoDX Corporation in accordance with ASC 321. The Successor had an independent valuation completed as of October 4, 2024. The valuation focused on the market approach. The valuation concluded that the recent equity transactions at $19.89 per share were the best indicator of fair value (total value of $500,000).

Note 6—Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll and payroll taxes	$90,515	$16,673
Accrued interest	1,133	—
Accrued related party interest	1,633	—
Accrued expenses and other current liabilities	$93,281	$16,673

Note 7—Debt

The Company’s outstanding debt as of September 30, 2025 consisted of the following:

September 30, 2025
Term loan	$120,000
Note payable, with a related party	75,000
Loan with Safety Shot, a related party	54,405
Total debt	249,405
Less: debt issuance costs	(118,137)
Total debt, net of issuance costs	131,268
Less: current portion	(129,405)
Long-term portion of debt	$1,863

As of December 31, 2024 the Company did not have any outstanding debt.

Term Loan

On August 6, 2025, the Company entered into a convertible promissory note for the amount of $200,000 with Greentree Financial Group, Inc (“Greentree Promissory Note”). The Greentree Promissory Note has an annual interest rate of 10% and the Greentree Promissory Note can be drawn in up to four tranches with the maturity date being five years from the date the respective tranche was drawn. The term of the agreement allows Greentree Financial Group, Inc. to convert all outstanding note balances, plus any outstanding interest charges and late fees, into our shares of Common Stock at a conversion price of $2.00 per share, or the latest sale price of Common Stock, whichever is less. The loan includes a 10% original issue discount, a one-time legal fee of $10,000, and a one-time grant of 25,000 shares of common stock. The common stock was issued to Greentree Financial Group, Inc. as of the date of the contract, with a fair value of $1.75 per share and was recorded as a deferred financing fee. We also issued 200,000 warrants to purchase shares of Common Stock with an exercise price of $4.00 per share. The warrants issued under the Greentree Promissory Note expire on August 6, 2030. As of September 30, 2025, we have drawn $120,000 on the Greentree Promissory Note to pay for working capital needs of the business and the shares of common stock have not been issued. The Company drew two $60,000 tranches on the Greentree Promissory Note on August 13, 2025 and September 12, 2025 respectively. The maturity dates for these tranches are August 12, 2030 and September 11, 2030. Included in the issuance of this debt were discounts related to stock issued with a fair market value of $43,750 and an original issue discount of $22,000. The warrants had a fair value of $136,345 with $54,240 being recorded as debt issuance costs, $14,663 recorded as a non-cash loss on issuance of debt, and the remainder was not recorded due to limitations on the debt facility amount.

Related Party Notes Payable

On June 5, 2025, we entered into a short-term loan agreement with our CEO, Dr. Glynn Wilson, to provide short-term working capital funding to the business. The loan is for an aggregate of $50,000, due on November 5, 2025 and carries an 8% interest rate. On July 24, 2025, we entered into a short-term loan agreement with our Chairman of the Board, Mr. Brian John, to provide short-term working capital funding to the business. The loan is for an aggregate of $25,000, due on December 24, 2025 and carries an 8% interest rate.

Loan with Safety Shot, a Related Party

On July 18, 2025, Safety Shot, a related party of the Company and a significant shareholder, paid operating expenses on behalf of the Company in an amount of $54,405. These advances are non-interest bearing, unsecured, and have no stated repayment terms. The amounts are included within related party loan payables within current liabilities on the accompanying condensed balance sheets. The Company intends to reimburse the shareholder as cash flows permit.

Note 8—Commitments and contingencies

Legal contingencies

The Successor may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. The Company is not currently aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position.

Note 9—Acquisition of Caring Brands, Inc., a Florida Corporation – a Related Party

On September 24, 2024, the Successor entered into a separation and exchange agreement (the “Separation and Exchange Agreement”) with Safety Shot, Inc., a related part, (“Shot”) pursuant to which, Shot exchanged its right, title and interest in and to Caring Brands, Inc., a Florida corporation (the “Predecessor”), free and clear of all liens and encumbrances, and in exchange thereof, the Successor paid no cash or other asset consideration; however, the Successor agreed to assume all future obligations of the Predecessor. The separation has been accounted for as a related party transaction in which the assets and liabilities are recorded at their respective historical value. The assets and liabilities assumed in the transaction are as follows:

Cash	$132,650
Prepaid expenses	48,175
Total Assets	180,825

Accounts payable	$160,167
Accrued liabilities	7,885
Intercompany debt	657,311
Total liabilities	825,363

Net book value	$(644,538)

The following unaudited pro forma statement of operations for the year ended December 31, 2024, reflects the separation pursuant to the Separation Agreement, as if it occurred on January 1, 2024.

			Pro Forma
	Successor	Predecessor	Adjustments	Pro Forma

Revenue	$465	$-	$-	$465
Cost of revenue	2,072	-	-	2,072
Gross profit	(1,607)	-	-	(1,607)
Operating expenses	871,214	654,573	-	1,525,787
Interest expense (income)	(10,030)	67		(9,963)
Net Income (loss)	$(862,791)	$(654,640)	$-	$(1,517,431)

Note 10—Net income per share

The Company computes basic net income per share using the weighted-average number of shares of common stock outstanding. Diluted net income per share amounts are calculated using the treasury stock method for equity-based compensation awards. In all periods presented, the Company has not issued any share based compensation to employees and therefore does not have any related dilution. Further, any shares issued as well as warrants would be considered anti-dilutive and therefore have been excluded from the calculation. The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations for the Successor entity:

	Three months ended September 30, 2025	September 25 to September 30, 2024	Nine months ended September 30, 2025	September 25 to September 30, 2024
Net loss	$(1,018,768)	$(428,906)	$(2,218,121)	$(428,906)

Weighted-average common shares outstanding – basic and diluted	13,436,925	12,776,667	13,330,451	12,776,667

Net loss per share:
Basic and diluted	$(0.08)	$(0.03)	$(0.17)	$(0.03)

Note 11—Capital structure

Common Stock – The Successor has 100,000,000 shares of Common Stock, par value $0.001 authorized and has issued 13,736,925 shares of its common stock as of September 30, 2025. The changes to equity in the current period include:

●	625,000 shares issued for advisory services including 200,000 shares for investor relations services with a fair market value of $1.91 per share, 200,000 shares for financial advisory services with a fair market value of $2.00 per share and 225,000 shares for advisory services with a fair market value of $1.00 per share. The total amount recorded in stockholder’s equity for these transactions was $1,007,000.
●	1,925 issued at $4.00 per share and sold to outside investors at the expected price of the public offering. The Company has a receivable of $1,600 as of September 30, 2025 for the purchase of 400 of these shares issued. The total amount recorded in stockholder’s equity for these transactions was $6,000.

Preferred Stock – The Successor has 1,000,000 shares of preferred stock, par value $0.001 authorized and has issued no preferred shares.

Common Stock Payable – The Successor committed 25,000 shares as of September 30, 2025 with a fair value of $1.75 per share, or $43,750 in connection with the issuance of the long term debt.

Warrants – In April 2024, the Company issued 2,110,000 warrants to purchase common stock at a price of $3.00 per share, expiring on April 15, 2029. The warrants are only settled in shares with no cash option and were issued as part of the private placement. In August 2025, the Company issued 200,000 warrants in connection with the issuance of debt with an exercise price of $4.00 per share. The fair value of these warrants was $136,345, however due to limitations of the size of the debt facility, only $68,913 was recorded to additional paid in capital.

Note 12—Subsequent events

In accordance with ASC Topic 855-10, the Company has analyzed its operations through November 14, 2025, which is the date these financial statements were available to be issued.

On October 15, 2025, the Company drew the remaining $80,000 under the Greentree Promissory Note. The note has a stated interest rate of 10% and matures on October 14, 2030. All other terms of the tranche are the same as the first two tranches described in Note 7-Debt.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Registration Statement on Form S-1 for the year ended December 31, 2024 (the “Annual Report”) and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.

Overview and Business Trends

Caring Brands, Inc., a Nevada corporation (“Caring Brands” and together with its subsidiaries, the “Company,” or “we”), is a wellness consumer products company. We offer several over-the-counter, or (OTC) and cosmetic, consumer products. Our product pipeline includes a diverse range of products, such as hair loss treatments, Eczema and Psoriasis Treatments, vitiligo solutions, and a Jellyfish sting protective suncare line, that cater to different health and wellness needs. Our method of operation is to ensure that (1) the mechanism of action of all products is established, (2) efficacy is determined through controlled clinical trials, (3) products are protected by issued and filed patents, and (4) products have acceptable commercial stability.

Results of operations

The following table sets forth our consolidated statements of operations data in dollars for the periods presented:

	Successor	Successor	Predecessor		Successor	Successor	Predecessor
	Three months ended September 30, 2025	September 25 to September 30, 2024	July 1 to September 24, 2024		Nine months ended September 30, 2025	September 25 to September 30, 2024	January 1 to Sep. 24, 2024
Net sales	$740	$—		$—	$3,795	$—		$—
Cost of sales	292	—		—	1,692	—		—
Gross profit	448	—		—	2,103	—		—
Selling, general and administrative expenses	999,923	428,906		156,091	2,200,504	428,906		654,573
Operating income	(999,475)	(428,906)		(156,091)	(2,198,401)	(428,906)		(654,573)
Interest expense (income), net	19,293	—		67	19,720	—)		67
Net loss	$(1,018,768)	$(428,906)		$(156,158)	$(2,218,121)	$(428,906)		$(654,640)

Net income per share:
Basic	$(0.08)	$(0.03)	$	n/a	$(0.17)	$(0.03)	$	n/a
Diluted	$(0.08)	$(0.03)	$	n/a	$(0.17)	$(0.03)	$	n/a
Weighted average shares outstanding:
Basic	13,436,925	12,776,667		n/a	13,330,451	12,776,667		n/a
Diluted	13,436,925	12,776,667		n/a	13,330,451	12,776,667		n/a

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

Net sales and Cost of Sales

Net sales and Cost of Sales in the three months ended September 30, 2025 were inconsequential and in the period of July 1, 2024 to September 24, 2024 (“Predecessor QTD Period”) and the period of September 25, 2024 to September 30, 2024 (“Successor 2024 Period”) the Company had no revenue. The Company is still in process of developing and commercializing its products.

Selling, general and administrative expenses

SG&A expenses were $999,923 for the three months ended September 30, 2025, as compared to $156,091 for the Predecessor QTD Period and $428,906 for the Successor 2024 Period. The increase in SG&A was primarily a result of issuing shares in exchanges for consulting and investor relations services. The main components of SG&A in the current period were $526,398 for legal, accounting and consulting services, $179,005 of investor relations services and $195,663 of payroll and benefits expenses. The increase in professional and investor relations services was primarily as a result of the potential uplisting from the OTC market to NASDAQ.

Interest expense, net

Interest expense, net was $19,293 for the three months ended September 30, 2025, as compared to $67 for the Predecessor QTD Period and Successor 2024 Period. Interest expense in 2025 was primarily related to the new term loan with Greentree Financial Group, Inc. and the Related Party Loans as discussed in Note 7-Debt.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

Net sales and Cost of Sales

Net sales and Cost of Sales in the nine months ended September 30, 2025 were inconsequential and in the period of January 1, 2024 to September 24, 2024 (“Predecessor YTD Period”) and the period of September 25, 2024 to September 30, 2024 (“Successor 2024 Period”) the Company had no revenue. The Company is still in process of developing and commercializing its products.

Selling, general and administrative expenses

SG&A expenses were $2,200,504 for the nine months ended September 30, 2025, as compared to $654,573 for the Predecessor YTD Period and $428,906 for the Successor 2024 Period. The increase in SG&A was primarily a result of issuing shares in exchanges for consulting and investor relations services. The main components of SG&A in the current period were $1,270,008 for legal, accounting and consulting services, $225,000 of intangible asset amortization expense, $185,340 of investor relations services and $445,197 of payroll and benefits expenses. The increase in professional and investor relations services was primarily as a result of the potential uplisting from the OTC market to NASDAQ.

Interest expense, net

Interest expense, net was $19,720 for the nine months ended September 30, 2025, as compared to $67 for the Predecessor YTD Period and income of $0 for the Successor 2024 Period. Interest expense in 2025 was primarily related to the new term loan with Greentree Financial Group, Inc. and the Related Party Loans as discussed in Note 7-Debt.

Financial condition, liquidity and capital resources

Overview

As of September 30, 2025, we had $16,123 of cash and cash equivalents. In addition, as of September 30, 2025, we had borrowing capacity of $80,000 under our Term Loan agreement with Greentree Financial Group, Inc.

Our primary cash needs are for working capital related to salaries and other professional services. The current amount of cash will not support the Company’s plans and initiatives, however the Company is in process of completing in public offering of shares of which, approximately $4.0 million is expected to be raised. These funds will provide enough liquidity through the next twelve months and allow the Company to invest in growing and developing its products. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk factors.”

Cash flows

	Successor	Successor	Predecessor
	Nine months ended Sep. 30, 2025	Sep. 25, 2024 to Sep. 30, 2024	Jan. 1, 2024 to Sep. 24, 2024
Net cash (used in) provided by:
Operating activities	$(631,875)	$(15)	$(551,743)
Investing activities	—	608,596	—
Financing activities	179,000	—	666,232

Cash (used in) provided by operating activities

For the nine months ended September 30, 2025 net cash used in operating activities was $631,875. This included a net loss of $2,218,121 offset by non-cash expenses related to amortization of intangible assets of $225,000, shares issued for services of $1,007,000, and amortization of deferred financing costs of $1,863. This was offset by a change in working capital of $337,720.

For the Predecessor YTD period and the Successor 2024 period, net cash used in operating activities was $551,743 and $15 respectively. For the Predecessor YTD period this included a net loss of $654,640 offset by a change in working capital of $102,897. For the Successor 2024 period, the net loss was $428,906 which included $400,000 of shares issued for services and $6,849 of intangible asset amortization. This was offset by a favorable change in working capital of $22,042

Cash used in investing activities

For the nine months ended September 30, 2025 and the Predecessor YTD, the Company did not have cash used for investing activities. For the Successor 2024 Period the only activity was cash acquired as a result of the reverse merger of $608,596.

Cash (used in) provided by financing activities

For the nine months ended September 30, 2025 net cash provided by investing activities was $179,000. This included a proceeds of $75,000 from related party loans, $98,000 from a term loan with Greentree Financial Group, Inc. and $6,000 from the sale of common stock.

For the Predecessor YTD period net cash provided by financing activities was $666,232 was entirely made up of affiliate loans between Caring Brands Florida and Nevada. There were no financing activities in the Successor 2024 period.

Contractual obligations and commitments

There are no fixed forward agreements for lease expense, license fees, or capital expenditures.

Off-balance sheet arrangements

We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates

The MD&A is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report.

Recent accounting pronouncements

Recent accounting pronouncements are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and qualitative disclosures about market risk.

There have been no material changes to our primary risk exposures or management of market risks from those disclosed in the Annual Report.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures over financial reporting

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not yet fully effective because we are a newly public company and are in the process of designing and implementing our disclosure controls and procedures to comply with the requirements of the Exchange Act. We are taking steps to establish formal processes and controls and documenting our internal controls and procedures. As part of the preparation of our financial statements, we identified accounting transactions that were not initially recorded when these financial statements were prepared. We believe this represents a material weakness in our internal controls over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we continue to mature as a public company, we expect to further formalize and enhance our internal control environment. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we are not required to provide an auditor’s attestation report on management’s assessment of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

We are from time to time subject to legal proceedings, claims and litigation arising in the ordinary course of business. We are not currently a party to any matters that management expects will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk factors.

There have been no material changes to the risk factors previously disclosed in our Registration Statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on November 14, 2025 in connection with our public offering.

The risk factors described in that filing continue to apply to our business and operations. You should carefully review and consider the information described under “Risk Factors” in that filing, together with the other information in this Quarterly Report on Form 10-Q.

Item 2. Unregistered sales of equity securities and use of proceeds.

Issuer Purchases of Equity Securities

On September 5, 2025 we issued 200,000 shares of our common stock to Genesis One Holdings, LLC in exchange for professional services and 200,000 shares to Greentree Financial Group, Inc., in exchange for professional services. Both agreements have been filed as exhibits to this filing.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

None.

Item 5. Other information.

Rule 10b5-1 Trading Arrangement

During the three and nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit Number	File Number	Filing Date

3.1	Articles of Incorporation		S-1	3.1	333-289767	8/21/2025
3.2	Bylaws		S-1	3.2	333-289767	8/21/2025
3.3	Amendment to Articles of Incorporation		S-1	3.3	333-289767	8/21/2025
3.4	Second Amendment to Articles of Incorporation		S-1	3.4	333-289767	8/21/2025
4.3	Common Stock Purchase Warrant dated August 6, 2025 issued to Greentree Financial Group Inc.		S-1/A	4.3	333-289767	9/8/2025
10.14	Consulting Agreement dated July 15, by and between the Company and Tyler Moore		S-1/A	10.14	333-289767	9/8/2025
10.15	Consulting Agreement dated June 20, by and between the Company and Genesis One Holdings, LLC		S-1/A	10.15	333-289767	9/8/2025
10.16	Letter Agreement dated August 15, 2025, by and between the Company and Corporate Profile LLC		S-1/A	10.16	333-289767	9/8/2025
10.17	Loan Agreement dated August 6, 2025, by and between the Company and Greentree Financial Group Inc.		S-1/A	10.17	333-289767	9/8/2025
10.18	Convertible Promissory Note dated August 6, 2025, issued by the Company to Greentree Financial Group Inc.		S-1/A	10.18	333-289767	9/8/2025
10.19	Service Agreement dated August 4, 2025, by and between the Company and Greentree Financial Group, Inc.		S-1/A	10.19	333-289767	9/8/2025
10.20	Loan Agreement dated July 24, 2025, by and between the Company and Brian John.		S-1/A	10.20	333-289767	9/8/2025
10.21	Loan Agreement dated June 5, 2025, by and between the Company and Glynn Wilson.		S-1/A	10.21	333-289767	9/8/2025
10.22	Employment Agreement with Tyler Moore, dated September 4, 2025		S-1/A	10.22	333-289767	9/8/2025
10.23	Amendment No. 1 dated September 19, 2025, to the Separation and Exchange Agreement dated September 24, 2024		S-1/A	10.23	333-289767	9/19/2025
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caring Brands, Inc.

Date: November 14, 2025	By:	/s/ Glynn Wilson
Dr. Glynn Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Tyler Moore
Tyler Moore
Chief Financial Officer
(Principal Financial and Accounting Officer)

