Form 10-K
period 2025-12-31
Caring Brands, Inc.
filed 2026-03-31
CIK 2020737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-42941

CARING BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-4103908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130 S Indian River Dr. Suite 202 pbm# 1232 Fort Pierce, FL 34950	561-896-7616
(Address of Principal Executive Offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.001 per share	CABR	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: _______

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,955,388.

The number of shares of registrant’s common stock outstanding as of March 30, 2026: 12,341,506.

DOCUMENTS INCORPORATED BY REFERENCE: None

Caring Brands, Inc.

Form 10-K

For the Year Ended December 31, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements that are based on our management’s beliefs, expectations, and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. The forward-looking statements are contained in, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goal and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” and elsewhere in this annual report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward- looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward- looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

We have proprietary rights to trademarks used in this annual report that are important to our business that are to be subject to prosecution before the respective national intellectual property organizations responsible for trademark registration. Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are without the ®, ™ and other similar symbols, but the absence of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

This annual report contains additional trademarks, service marks and trade names of others. All trademarks, service marks and trade names appearing in this annual report are, to our knowledge, the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other person.

Throughout this Report on Form 10-K, the terms “Caring Brands,” “Caring Brands Florida,” the “Company,” “we,” “us,” or “our” refer to Caring Brands, Inc.

ii

PART 1

Item 1. Business.

General Overview

We are a wellness consumer products company. We offer several over-the-counter (OTC) and cosmetic consumer products. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema and psoriasis treatments, vitiligo solutions, a jellyfish sting protective suncare line, and women’s sexual wellness products, catering to diverse health and wellness needs. Our method of operation ensures that (1) the mechanism of action of all products is established, (2) efficacy is determined through controlled clinical trials, (3) products are protected by issued and filed patents, and (4) products have acceptable commercial stability.

We are currently authorized to issue a total of 100,000,000 shares of common stock with a par value of $0.001. As of June 30, 2025, we had 13,336,925 shares of common stock outstanding.

We had nominal revenues and a loss of $6,278,191 for the year ended December 31, 2025 and nominal revenues and a net loss of $1,517,431 for the year ended December 31. 2024.

We are a wellness consumer products company. We offer several over-the-counter (OTC) and cosmetic consumer products. Our product pipeline includes a diverse range of products, such as hair loss treatments, eczema and psoriasis treatments, vitiligo solutions, a jellyfish sting protective suncare line, and women’s sexual wellness products, catering to diverse health and wellness needs. Our method of operation ensures that (1) the mechanism of action of all products is established, (2) efficacy is determined through controlled clinical trials, (3) products are protected by issued and filed patents, and (4) products have acceptable commercial stability.

Our Products

Prior to its Q3 2022 commercial launch in India as a treatment for vitiligo and psoriasis, Photocil was briefly launched in the United States markets from December 2022 until February 2023, however, was subsequently removed from the market due to insufficient sales resulting from the lack of a dedicated sales and marketing team. We are currently preparing for its relaunch in the United States, which is targeted for 2026, as we explore manufacturing and marketing options. The product formulation has not been changed since its removal from the US markets, and no changes to the formulation are planned for the proposed U.S. market relaunch. Photocil is a narrow band UV filter that focuses UV in the 311nm range which is therapeutic for vitiligo and psoriasis. Dimethicone, also called polymethylsiloxane, is a silicon-based polymer used as a lubricant and conditioning agent. It is the USP (United States Pharmacopeia, which is the official compendium of standards for medicines and healthcare products in the United States) monographed ingredient in Photocil. Dimethicone is used to create a smooth feel and a water-resistant barrier on the skin. In addition to dimethicone, Photocil contains two UV filters that restrict the band width of UV rays on the skin to a narrow-range ~ 308 nm. This narrow-band UV has therapeutic properties. These proprietary technologies are not found in other sunscreens and Photocil does not contain conventional UV blockers found in the majority of sunscreens. The product is categorized as an OTC product in the United States, using an USP monographed ingredient as a skin protectant, with FDA-registered labeling (USP monographed: A reference to ingredients listed in the United States Pharmacopeia (USP), which is the official compendium of standards for medicines and healthcare products in the United States). Photocil does not require FDA pre-market approval as it uses GRASE (Generally Recognized as Safe and Effective) ingredients and is currently marketed in India under local cosmetic regulations. Photocil is a cosmetic product designed to block certain UV radiation while allowing other UV radiation to pass through when applied to the skin. The product contains ingredients that are listed in the USP monograph for skin protectants. As a cosmetic product, Photocil has not been evaluated by the FDA for safety and effectiveness. The product contains ingredients that are listed in the USP monograph for skin protectants and is marketed as a cosmetic product in compliance with FDA regulations for cosmetics. The Joint American Academy of Dermatology and National Psoriasis Foundation guidelines for the management and treatment of psoriasis with phototherapy, published in JAMA Dermatology in 2019, strongly recommend narrow-band UVB phototherapy as a monotherapy for treating plaque psoriasis in adults, supported by a systematic review and meta-analysis of 41 randomized controlled trials involving 2,416 patients.

Phototherapy

Management believes that phototherapy treatments, used for conditions such as psoriasis and vitiligo, are set for substantial growth globally. However, there can be no guarantees that this growth will materialize as expected, as it is subject to various market conditions, regulatory developments, and other external factors beyond the Company’s control. Specific market data focused solely on the Indian phototherapy treatment segment is limited, and the available market data focuses primarily on phototherapy devices. However, according to Future Market Insights (2023)1, the Indian market is expected to experience strong growth, driven by the rising prevalence of skin disorders, increased healthcare spending, and improved access to treatment in both urban and rural areas.

According to Future Market Insights (2023), the global phototherapy treatment market is projected to rise from ~ USD $1.9 billion in 2023 to ~ USD $3.23 billion by 2033, at a CAGR of around 5.2% during the forecast period from 2023 to 2033. In India, the market is expected to expand even faster, with an estimated CAGR of approximately 7.8% as of 2023, driven by a large patient base, increasing prevalence of skin disorders, greater awareness of noninvasive treatments, and improved healthcare infrastructure (Future Market Insights, 2023).

Psoriasis

According to a report by Nature Reviews Drug Discovery (2024)2, the global psoriasis treatment market was worth ~ $34 billion globally in the 12 months ending June 2023. The report shows the US remains the dominant market for psoriasis therapies, accounting for approximately 78% of total sales and growing at a compound annual growth rate of approximately 18%.

According to the same report (Nature Reviews Drug Discovery, 2024), with the current growth rate (CAGR of 8–10% from 2023 to 2030), the global market is expected to reach ~ USD $54-67 billion by 2030. Estimates from a report published on the National Center for Biotechnology Information3, indicate that the prevalence of psoriasis in India ranges from 0.44% to 2.8% of the population, highlighting Management’s belief in the significant market opportunity in India. However, actual market growth may be influenced by factors such as regulatory changes, competition, and economic conditions, which could impact the overall demand for psoriasis treatments. Management believes that Psoriasis treatment with Photocil may only address a very small fraction of the market in the US and India. However, actual market penetration will depend on various factors, including the development of a dedicated sales and marketing team at Caring Brands, market demand, competitive landscape, and regulatory considerations. There can be no assurance that these efforts will result in significant market adoption.

Vitiligo

According to a report by Expert Market Research (2024)4, the global vitiligo treatment market was valued at ~ USD 538.90 million in 2024. The global market is projected to grow at a compound annual growth rate (CAGR) of 4.60% from 2025 to 2034, reaching ~ USD 807.70 million by 2034 (Expert Market Research, 2024). According to Expert Market Research (2024), this growth is attributed to the increasing global prevalence of vitiligo and the rising demand for effective treatments, and Management believes that these factors may contribute to expanding market opportunities. However, actual market expansion may be influenced by factors such as regulatory changes, competition, and advancements in alternative therapies, which could impact the overall demand for vitiligo treatments.

1. Future Market Insights (2023) – Phototherapy Treatment Market: https://www.futuremarketinsights.com/reports/north-america-and-europe-phototherapy-treatment-market

2. Nature Reviews Drug Discovery (2024) – The Pipeline and Market for Psoriasis Drugs, Vol. 23, Issue 7, Pages 492-493. Doi: https://doi.org/10.1038/d41573-024-00018-2

3. National Center for Biotechnology Information: https://pmc.ncbi.nlm.nih.gov/articles/PMC4252960/ Kumar S, Nayak C., Padhi T, et al. (November, 2014). Epidemiological pattern of psoriasis, vitiligo, and atopic dermatitis in India: A hospital-based point prevalence. Indian Dermatology Online Journal, 5(Suppl 1), S2–S8. Doi: 10.4103/2229-5178.144499

4. Expert Market Research (2024) – Vitiligo Treatment Market: https://www.expertmarketresearch.com/reports/vitiligo-treatment-market

According to the report by Expert Market Research (2024), the US market is expected to remain the dominant market for vitiligo treatments. The report also states that the Asia Pacific region is expected to witness the fastest growth during the forecast period due to increasing awareness, emerging treatment options, growing research and development activities, and favorable government initiatives in developing nations. As part of this Asia Pacific region, management believes India presents a potential opportunity for market expansion. However, there is no certainty that this growth will materialize as expected, as it depends on various external factors, which will impact the overall demand.

As per reports published on the National Centre for Biotechnology Information5 6, across studies from India, the prevalence of vitiligo has consistently been reported to be between 0.25%-4% (Cureus Report)5 and can reach as high as 8.8% of the population in certain regions like Gujarat and Rajasthan (Indian Journal of Community Medicine)6, making India a highly affected region globally. However, even though Management believes that this presents a potential market opportunity, Vitiligo treatment with Photocil is expected to address only a very small fraction of the total global market. Future market penetration is uncertain and subject to factors such as regulatory approvals, competitive dynamics, and effective marketing strategies. There can be no assurances that Photocil will achieve meaningful adoption in the market.

Our licensee in India, Cosmofix and San Pellegrino Cosmetics, is currently exploring additional sub-licensing opportunities in Nepal, Bangladesh, Sri Lanka, Vietnam, Philippines, Malaysia, Cambodia, Laos, Indonesia, UAE, Egypt, Algeria, Tunisia, Congo, Nigeria, Kenya, Thailand, Bahrain, Iran, Iraq, Jordan, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, and Saudi Arabia. For further details in relation to the license agreement, please see “Intellectual Property – License Agreements” below. We are also in preliminary discussions regarding potential licensing opportunities in Europe and South America, though no formal agreements are currently in place. The results of clinical trials on Photocil have been published in Expert Opin Pharmacother, including 2014 Dec;15(18):2623-7; Dermatol Ther. 2014 Jul-Aug;27(4):195-7; Dermatol Ther. 2014 Sep-Oct;27(5):260-3. In July 2021, Safety Shot (then Jupiter Wellness) obtained an exclusive license from Applied Biology Inc. to manufacture and sell Photocil. Subsequently, in June 2022, Safety Shot (then Jupiter Wellness) acquired all assets of Applied Biology Inc., including Photocil, through an asset purchase agreement. The product was commercially launched in India in September 2022 under a licensing agreement with Cosmofix and San Pellegrino Cosmetics and entered the U.S. market in Q4 2022 via Amazon. However, it was removed from the U.S. market in February 2023 due to insufficient sales resulting from the lack of a dedicated sales and marketing team. In India, Photocil is currently marketed as an OTC product compliant with local regulatory standards. In the United States, it was previously commercialized with FDA-registered labeling as a Jupiter Wellness product. We plan to apply for a National Drug Code (NDC) number for FDA registration prior to relaunching the product in the U.S. market. In July 2021, Safety Shot, then Jupiter Wellness, obtained an exclusive license from Applied Biology Inc. to manufacture and sell Photocil. Subsequently, in June 2022, Safety Shot (then Jupiter Wellness). acquired all assets of Applied Biology Inc., including Photocil, through an asset purchase agreement. The product was commercially launched in India in September 2022 under a licensing agreement with Cosmofix and San Pellegrino Cosmetics and entered the U.S. market in Q4 2022 via Amazon. However, it was removed from the U.S. market in Q2 2023. In India, Photocil is currently marketed as an OTC product compliant with local regulatory standards. In the United States, it was previously commercialized with FDA-registered labeling as a Jupiter Wellness product. We plan to apply for a National Drug Code (NDC) number for FDA registration prior to relaunching the product in the U.S. market. Photocil has been evaluated in clinical trials for the treatment of vitiligo and psoriasis, demonstrating significant efficacy.

5. National Center for Biotechnology Information: https://pmc.ncbi.nlm.nih.gov/articles/PMC11112533/ Saha D, Roy S, Ahmed R, et al. (April 23, 2024). Clinico-Epidemiological Profile of Vitiligo Among Patients Attending a Tertiary Care Centre of North-East India. Cureus 16(4): e58804. doi:10.7759/cureus.58804

6. National Center for Biotechnology Information: https://pmc.ncbi.nlm.nih.gov/articles/PMC4134529/ Vora R V., Patel B., Chaudhary A.H., et al. (July – Sept 2014). A Clinical Study of Vitiligo in a Rural Set up of Gujarat. Indian Journal of Community Medicine 39(3):p 143-146, Jul–Sep 2014. Doi: 10.4103/0970-0218.137150

Our Hair Enzyme Booster (JW-700), previously known as Minoxidil Booster, was initially developed by Applied Biology Inc. and was acquired by Safety Shot (then Jupiter Wellness) in June 2022 through an asset purchase agreement. The product received labelling approval as a cosmetic from the Central Drugs Standard Control Organization (CDSCO) and is currently being manufactured and sold in India through our agreement with Cosmofix and San Pellegrino Cosmetics. Hair Enzyme Booster (JW-700) was launched on Amazon on October 28, 2024, and became available on NOVODX’s e-commerce platform on December 11, 2024. As of the date of this annual report, the Hair Enzyme Booster (JW-700) is currently only for sale on Amazon.

The Hair Enzyme Booster has been clinically shown to increase the enzymes needed for minoxidil (an FDA-approved over-the-counter medication used to treat hair loss and promote hair regrowth) to work, sulfotransferase enzymes, by using the product topically in conjunction with topical minoxidil. The Hair Enzyme Booster (JW-700) is marketed and sold as a cosmetic product in the U.S., containing GRASE ingredients that do not require FDA pre-market approval and complying with FDA labeling requirements. In India, it is currently marketed under local cosmetic regulations. The Company launched the Hair Enzyme Booster (JW-700) in the U.S in the fourth Quarter of 2024. The product is designed to improve Minoxidil efficacy and is available as a topical solution. It is designed to enhance the efficacy of minoxidil by increasing necessary enzyme levels and must be used in combination with FDA-approved minoxidil products. JW-700 does not independently treat hair loss or promote hair regrowth. Clinically shown to increase the sulfotransferase enzyme needed for minoxidil to work, has 2 granted and 5 pending patents.

Minoxidil market was valued at $1.5 billion in 2022 and is expected to grow to $2.5 billion by 2032. Licensed to Taisho, a $2.6 billion revenue company and Japan’s leading seller of minoxidil products. They expect to launch the product commercially in 2025. The term of the Taisho License is for five (5) years with an automatic renewal of one (1) year unless terminated otherwise. As consideration, Caring Brands shall receive up to $200,000 in milestone payments and a 3% royalty subject to the terms and conditions of the Taisho License. On September 1, 2022, Safety Shot (then Jupiter Wellness), entered into a license agreement with Cosmofix and San Pellegrino cosmetics to market and manufacture the Hair Enzyme Booster (JW-700) and Photocil for the Indian market and 31 other companies in Africa and Far East. The license is for three years with an automatic renewal of one (1) year unless terminated otherwise. Photocil and the Hair Enzyme Booster (JW-700) are being sold in India. As consideration a 3% royalty subject to the terms and conditions of the Cosmofix/San Pellegrino license. The License was transferred to the Company, pursuant to the Separation and Exchange Agreement (as defined below). The Company launched the Hair Enzyme Booster (JW-700) in the US in 4Q, 2024. As the product contains components that are generally regarded as safe (GRASE) it does not require FDA approval. Clinical studies on the Hair Enzyme Booster (JW-700) have been published: Journal of Cosmetic Dermatology (2022), Vol.21, Issue 4, 1647-1650. The Hair Enzyme Booster (JW-700) has undergone multiple clinical trials, demonstrating its potential efficacy in treating androgenetic alopecia (AGA). The Hair Enzyme Booster (JW-700) is designed to enhance the efficacy of minoxidil by increasing necessary enzyme levels and must be used in combination with FDA-approved minoxidil products. The Hair Enzyme Booster (JW-700) does not independently treat hair loss or promote hair regrowth.

CB-101 treatment for Atopic Dermatitis (Eczema) is a topical over-the-counter treatment for atopic dermatitis (eczema) with dual-action relief from aspartame (ASN) and colloidal oatmeal. In clinical studies of the prior formulation (containing CBD), JW-100 cleared or reduced eczema following 2 weeks of use and may prove potentially superior to existing prescription drugs. It currently has 4 pending patents, with the global eczema treatment market valued at $14 billion in 2022. 31.6 million Americans, or 10% of the population, have eczema; 86% are not satisfied with their treatment and want more and better treatment options. CB-101 eczema treatment is planned to undergo reformulation, which we expect to complete in Q4 2025/Q1 2026, and it is anticipated to be available online in the US in the second quarter of 2026 as an over-the-counter product under a USP monograph. Reformulation activities are currently in the exploratory phase. PCB-101 will be marketed as an OTC product under the applicable monograph. It contains colloidal oatmeal, which is covered under the USP monograph for skin protectant products. The product will comply with all requirements outlined in the applicable USP monograph and will require FDA registration and an NDC number prior to marketing. The clinical study on JW-100 was published in the Journal of Cosmet. Dermatol., Vol. 21, Issue 4, April 2022, pp: 1647-1650. The original formulation, JW-100, contained CBD as an active ingredient, while the new formulation, CB-101, removes CBD, while maintaining aspartame (ASN) and introducing colloidal oatmeal as key ingredients. This dual-action formulation is designed to provide relief from eczema symptoms and allows the product to be marketed as an OTC product under a USP monograph for skin protectants. The reformulated product retains the therapeutic approach of the original while utilizing ingredients compliant with applicable monographs. The development process is expected to move into its final stages upon resumption, with $150,000 anticipated to be allocated to completing formulation development, $200,000 planned for the initial production run, and $50,000 for clinical testing.

NoStingz is planned to undergo reformulation under Caring Brands as a sunscreen product designed to provide protection against both UV rays and jellyfish stings. The previously commercialized version contained FDA-compliant sunscreen active ingredients. All actives are intended to meet the USP specifications mandated by the FDA in its sunscreen monograph. We have not yet established a timeline for commercial launch. As the product contains ingredients with well-established safety profiles, it is not expected to require FDA approval. NoStingz will be regulated as a sunscreen product and will comply with the FDA’s sunscreen guidelines. It will contain FDA-approved sunscreen active ingredients and will require FDA registration and an NDC number prior to marketing.

Our products are tested for quality and stability each time they are manufactured. One of our manufacturers is Stella Indusstries Ltd, Haryana, India, which manufactures The Hair Enzyme Booster (JW-700) and Photocil for the Indian market. Stability on commercial batches manufactured in India indicates a shelf life of at least 24 months. Stella Indusstries is compliant with the FDA’s Current Good Manufacturing Practice, or CGMP, regulations in accordance with 21 CFR 210/211 required for over-the-counter drug products. It is ISO-9001 certified. Another manufacturer is DCR Labs, Daytona Beach, Florida, which is also fully compliant with the FDA’s Current Good Manufacturing Practice, or CGMP, for cosmetic products.

We expect to continually update and expand upon our corporate website and further refine our online retail strategies on an ongoing basis. CaringBrands.com is our primary corporate website, which will serve as the primary source of information about us for investors and will contain press releases, clinical trial pipeline, lab reports, blog posts, and additional information about each of our brands. We have built an e-commerce platform designed to connect us directly to consumers. We use the platform to sell products, educate customers, and build brand loyalty.

Clinical Trials of our Products

Hair Enzyme Booster (JW-700) Clinical Studies

Trial 1 - SULT1A1 Enhancement Study (2020)

Design: Conducted over 14 days, the study involved 19 AGA patients who applied the booster twice daily, with follicular sulfotransferase activity measured before and after treatment.

Primary endpoint: Change in sulfotransferase enzyme activity

Scope: The study evaluated the effect of a topical booster on SULT1A1 activity in hair follicles of androgenetic alopecia (AGA) patients. SULT1A1 plays a role in enzymatic processes within the follicle, and the study aimed to measure any changes in its activity following booster application.

Results:

Pre-treatment average: 0.2206 (95% CI: 0.1661 to 0.2750)

Post-treatment average: 0.4946 (95% CI: 0.2036 to 0.7855)

Percentage change in SULT1A1 activity: 124%

p-value: p < 0.03 (The Company believes this is statistically significant.)

No adverse events reported

Trial was conducted by Applied Biology and conducted at the Department of Dermatology and Radiotherapy, São Paulo State University (UNESP) Botucatu – SP, Brazil. Principal Investigator: Dr. Paulo Müller Ramos, MD, PhD). Employees of Caring Brands were not authors on this paper.

*SULT1A1 (sulfotransferase enzyme): A family of enzymes essential for activating minoxidil in the scalp by converting it into its active form (minoxidil sulfate).

*AGA (Androgenetic Alopecia): Also known as male-pattern baldness or female-pattern hair loss. It is a common form of hair loss caused by a combination of genetic and hormonal factors, particularly the effects of dihydrotestosterone (DHT) on hair follicles.

*CI (Confidence Interval): A statistical range used to estimate the true value of a population parameter based on sample data. It provides an interval within which the parameter is expected to fall with a certain level of confidence.

p-value: A statistical measure indicating the probability that the observed results occurred by chance. A lower p-value (typically <0.05) suggests stronger evidence against the null hypothesis.

Trial 2 - Efficacy Study (2021): published in J.Cosmetic Dermatol. 2021, 1-4

Design: 60-day randomized, double-blind, placebo-controlled study

Participants: 24 male AGA patients (Norwood scale 2-6)

Primary endpoint: Change in hair regrowth

Results:

Treatment group response rate: 75% (9 of 12 participants)

Placebo group response rate: 33% (4 of 12 participants)

p-value: 0.023 (The Company believes this is statistically significant.)

No adverse events reported

Clinical Evidence: In a randomized blinded clinical trial 24 males with androgenic alopecia (Norwood scale average 4.4, range 2–6) completed the trial: 12 in the active arm and 12 in placebo. 75% of the subjects in the treatment group exhibited hair regrowth, compared to 33% in the placebo group (p = 0.023).

Trial was conducted by Applied Biology at the Department of Dermatology, LTM Medical College & Hospital Sion, Mumbai, India, Principal Investigator Dr. Rachita Dhurat MD). Employees of Caring Brands were not authors on this paper.

*Norwood Scale: A classification system used to measure the stages of male pattern baldness (androgenetic alopecia, AGA). It ranges from Stage 1 (minimal or no hair loss) to Stage 7 (severe baldness with only a horseshoe-shaped fringe of hair remaining on the sides and back of the scalp).

Trial 3 - Latest Clinical Study (2024) Conducted by Caring Brands

Design: Open-label, single-arm, single-period exploratory study evaluating JW-700, a topical treatment for androgenetic alopecia (AGA). The study enrolled 20 to 40 adult subjects who applied JW-700 to the scalp twice daily for 14 days. Sulfotransferase (SULT1A1) activity in the outer root sheath (ORS) of hair follicles was measured before and after treatment using the MX-IVD diagnostic test.

Primary endpoint: Change in SULT1A1 enzyme activity

Scope: Study aimed to assess the ability of JW-700 to upregulate SULT1A1 activity, a key enzyme involved in minoxidil activation. The primary objective was to determine whether JW-700 could enhance SULT1A1 expression, while the secondary objective focused on evaluating the treatment’s safety and tolerability

Results:

32% increase in SULT1A1 enzyme activity across all subjects

47% increase in SULT1A1 in non-responder subgroup (OD<0.4)

75% of subjects showed increased enzyme activity

31% of non-responders converted to responders

Statistical significance: p=0.0700 (The Company believes this is not statistically significant. It should be noted that establishing statistical significance was not an objective of Trial 3, as this trial served primarily as a bridging study to assess the impact of a minor formulation change rather than to confirm efficacy.)

Duration: 14 days

No adverse events reported

Clinical Evidence: In an open-label study evaluating SULT1A1 enzyme activity, 75% of subjects exhibited an increase in enzyme levels, and 31% of non-responders demonstrated a shift to responder status. Changes in enzyme activity were observed across all subjects, with varying levels of increase among different subgroups.

Caring Brands Employees were involved in preparing the clinical protocol for, and in the execution of this trial. No paper has been published as of this date. The trial was conducted in India by Enem Nostrum Remedies Pvt. Ltd. Principal Investigators were Dr. Rajan Sharma, MD and Dr. Rohit Wadgaonkar, MD.

*OD (Optical Density): A measure commonly used in biochemical assays to quantify enzyme activity, protein concentration, or cell density.

Vitiligo Trial: Published in Dermatologic Therapy (2014) 27, 1-4

Design: Double-blind, placebo-controlled study

Participants: 15 patients with acrofacial vitiligo

Duration: Average 11 weeks

Results:

28% achieved 70% re-pigmentation

28% achieved 50% re-pigmentation

44% achieved 30-40% re-pigmentation

Placebo group: Only 10% achieved 20% re-pigmentation

Statistical significance: p<0.0001 (The Company believes this is highly statistically significant.)

Clinical Evidence: A double-blind, placebo-controlled study evaluated re-pigmentation rates in 15 patients with acrofacial vitiligo over an average treatment period of 11.25 weeks. Among patients receiving the topical cream, 28% exhibited 70% re-pigmentation, 28% exhibited 50% re-pigmentation, and 44% exhibited 30-40% re-pigmentation. In the placebo group, 10% of patients exhibited 20% re-pigmentation. The study reported a p-value of <0.0001. No adverse events were observed.

Trial was conducted by Applied Biology at the Vimala Dermatological Center, Sanghvi Hospital, Mumbai, India, Principal Investigator Dr. Antonio Salafia. Employees of Caring Brands were not authors on this paper.

Psoriasis Trial: Published in Dermatologic Therapy (2014) 27, 260-263

Design: Double-blind, placebo-controlled study

Participants: 15 psoriasis patients

Duration: Average 38 sessions

Results:

43% achieved complete clearance

Remaining patients achieved at least 50% clearance

Mean lesion clearance: 75%

Placebo group: No patients exceeded 20% clearance

Statistical significance: p<0.00012 (The Company believes this is highly statistically significant.)

Clinical Evidence: A double-blind, placebo-controlled study evaluated lesion clearance in 15 psoriasis patients following an average of 38 sessions of treatment. In the treatment group, 43% of patients exhibited complete clearance, while the remaining patients exhibited at least 50% lesion clearance. The mean lesion clearance in the treatment group was 75%. In contrast, no patients in the placebo group exceeded 20% lesion clearance. The study reported a p-value of <0.00012, calculated using an unpaired two-tailed Student’s t-test.

*Student’s t-test: A statistical test used to test whether the difference between the response of two groups is statistically significant or not.

*Unpaired two-tailed student’s t-test: Used to compare the means of two samples when each individual in one sample is independent of every individual in the other sample.

Trial was conducted by Applied Biology at the Vimala Dermatological Center, Sanghvi Hospital, Mumbai, India, Principal Investigator Dr. Antonio Salafia. Employees of Caring Brands were not authors on this paper.

All trials were independently conducted and funded, with Applied Biology or Caring Brands, Inc. providing study materials at no cost. The studies were conducted in compliance with Good Clinical Practices and received appropriate ethical approvals.

Intellectual Property

Caring Brands Reference	Scope & Technology	Type of Patent Protection	Country	Status	Application Number	Patent No.	Expiry Date (if applicable)
JW-100/CB-101	Topical product containing aspartame & colloidal oatmeal	Composition and methods for treatment of atopic dermatitis	Australia	Pending	2020331290		-
			China	Published	202080071037.7		-
			Mexico	Pending	MX/a/2022/001723		-
			United States of America	Published	17/937,327		-

Hair Enzyme Booster (JW-700)	Stimulates production and release of sulphotransferases in hair outer root sheet for conversion of minoxidil to active minoxidil sulphate. Correlated with improved hair growth.	Composition and methods for increasing level of sulphotransferases in hair outer root sheet.	United States of America	Granted	16/593,577	11,766,392	October 4, 2039
			United States of America	Published	18/474,052		-
			United States of America	Granted	16/747,685	11,628,132	October 4, 2039
			United States of America	Published	18/301,951		-
			United States of America	Published	17/806,363		-
			Patent Cooperation Treaty	Published	PCT/US2023/062611		-
			India	Pending	202317067100		-
			Japan	Pending	2023-540689		-

TAAR Receptor Agonists for the Treatment of Alopecia	-	-	United States of America	Published	17/155,865		-
							-
JW-710	Topical product containing minoxidil and JW-700	Composition and methods	United States of America	Pending	63/594,884		-

Photocil	Topical Narrow-band UV filter	Composition and methods for treatment of psoriasis and vitiligo	United States of America	Granted	14/145,824	10,111,821	November 5, 2032

Research and Development and License Agreements

On June 20, 2024, the Company entered into a Research Collaboration and Non-Exclusive License Agreement, as amended and restated on July 22, 2024 (the “License Agreement”) with NOVODX Corporation a Delaware corporation and a related party (“NOVODX”). NOVODX is a diagnostic company dedicated to the development and commercialization of innovative health products, with a primary focus on rapid diagnostic screenings and their companion therapeutics (see the Section “Certain Relationships And Related Party Transactions,” below). NOVODX is engaged in the research and development of rapid diagnostic devices intended for both Over the Counter (“OTC”) and Point of Care (“POC”) applications. NOVODX aims to manufacture, market, and sell these devices, either directly or indirectly, for use in at-home diagnostic screenings. NOVODX possesses or has the rights to use (through licenses or other agreements) certain assets, patent applications, and associated know-how, technology, scientific, and technical information. Collectively, these resources are referred to as the GoldNTM Ebola Rapid Test Technical Information, which pertains to the development of an Ebola diagnostic test (the “Ebola Rapid Test”). The agreement provides for issuance of 3,000,000 shares of restricted common stock, which were issued upon the agreement’s effectiveness.

The agreement remains in effect until the earlier of the royalty term expiration or agreement termination. It does not permit sublicensing or assignment, and requires a 90-day notice for termination.

To date, no payments have been made under this agreement, other than the issuance of the restricted common stock. Additionally, no commercialization activities commenced under this agreement. This agreement was terminated as part of a settlement agreement with NOVODX on March 10, 2026.

Cosmofix/San Pellegrino license agreement

On September 1, 2022, Safety Shot (then Jupiter Wellness) entered into a license agreement with Cosmofix and San Pellegrino Cosmetics (the “Cosmofix/San Pellegrino License”) to manufacture and distribute Photocil and Hair Enzyme Booster (JW-700) in India and 31 other territories. The License was transferred to the Company pursuant to the Separation and Exchange Agreement. The Cosmofix/San Pellegrino License has an initial term of three years with automatic one-year renewals unless terminated. The licensee paid an upfront fee of $20,000 and is required to pay $25,000 after launch of all products in the first year, followed by minimum annual royalties of $50,000 from the second year onwards. After the second year, we may terminate with 30-day notice if annual royalties fall below $50,000. The license grants exclusive rights to manufacture and distribute the products in India and specified territories including Nepal, Bangladesh, Sri Lanka, Vietnam, Philippines, Malaysia, Cambodia, Laos, Indonesia, UAE, Egypt, Algeria, Tunisia, Congo, Nigeria, Kenya, Thailand, Bahrain, Iran, Iraq, Jordan, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, and Saudi Arabia. The licensee is responsible for obtaining necessary regulatory approvals, and manufacturing must comply with quality specifications and applicable laws.

Applied Biology Inc. /Taisho Pharmaceutical Co. license agreement

On May 1, 2022, Applied Biology Inc. entered into an exclusive license agreement with Taisho Pharmaceutical Co., Ltd., granting Taisho rights to certain intellectual property and products. This agreement was subsequently acquired by Safety Shot (then Jupiter Wellness) from Applied Biology via an asset acquisition and is now owned by the Company following the transfer from Safety Shot pursuant to the Separation Agreement. The license grants exclusive rights in Japan for the development, manufacture, and commercialization of Hair Enzyme Booster (JW-700) formulations, including solutions, shampoos, conditioners, and related test products.

The license covers a comprehensive range of intellectual property, including patents, know-how, trademarks, and trade secrets related to minoxidil booster products. The agreement applies to current and future formulations, including aerosol versions and successor products. The technology transfer under the agreement encompasses preclinical and clinical data, regulatory communications, chemistry, manufacturing, and control (CMC) data, as well as manufacturing processes.

The agreement is underpinned by robust intellectual property protection, including U.S. Patent 11,766,392 and U.S. Patent 11,628,132 for the Hair Enzyme Booster (JW-700) for treating alopecia, both expiring October 4, 2039.

The agreement is structured with an initial term of five years, automatically renewing for successive one-year periods unless terminated. Financial terms include a $200,000 upfront payment, which was paid to Applied Biology prior to the asset purchase, and a $100,000 milestone payment contingent upon the first regulatory authorization in Japan (not yet achieved). Additionally, a 3% royalty on net sales is payable under the agreement.

Under the agreement, Taisho holds exclusive rights to research, develop, market, manufacture, import, and sell the licensed product in Japan. The Company, as the successor to Applied Biology, retains rights for all other markets. Caring Brands is responsible for maintaining and defending the licensed intellectual property, while Taisho is obligated to use commercially reasonable efforts to market the products within the licensed territory.

The agreement allows either party to terminate with six months’ notice prior to the expiration of the term or in the event of a material breach. Post-termination, a one-year non-compete provision restricts activities related to the licensed products.

The license gives Taisho the exclusive rights to market our Hair Enzyme Booster (the “Booster”) in Japan for which the Company will receive a royalty on all sales of the Booster. The License was carried on the books of Safety Shot at zero value and the transfer of the License to the Company will be recorded at zero value.

Raw Material & Manufacturing

Our products are manufactured by Sanpellegrino Cosmetics pvt. Ltd. through their manufacturing facility at Stella Indusstries Ltd., who sources raw materials from multiple qualified vendors. While we currently do not rely on any single or limited number of suppliers for raw materials, and have not experienced any shortages to date, we cannot provide absolute assurance that raw material availability will not be impacted in the future by supply chain disruptions, geopolitical events, or other factors beyond our control. Stella Indusstries Ltd., through our agreement with Sanpellegrino Cosmetics Pvt. Ltd., manufactures the Hair Enzyme Booster (JW-700) for our initial U.S. market launch. The agreement, effective May 1, 2024, governs the manufacturing of the Hair Enzyme Booster (JW-700) in accordance with brand owner specifications. Payment terms require 50% of the payment upon order placement and the remaining 50% upon product dispatch. Either party may terminate the agreement with a 30-day notice. We are also exploring the possibility of engaging DCR Labs, a former manufacturer for Jupiter Wellness, to potentially manufacture CB-101 in the future. However, no formal agreement is currently in place with DCR Labs.

For our Hair Enzyme Booster (JW-700) and other planned products, our manufacturer maintains relationships with multiple vendors for each key ingredient to help ensure consistent supply and competitive pricing. While we anticipate adequate availability of raw materials for our current and planned production volumes, market conditions affecting raw material supply and costs could impact our operations and manufacturing timelines. We work closely with our manufacturer to monitor raw material inventory levels and maintain appropriate safety stock to mitigate potential supply disruptions.

The Cosmofix/San Pellegrino license agreement grants an exclusive, irrevocable, and perpetual license to manufacture, sell, and distribute Photocil and the Hair Enzyme Booster (JW-700) across India and 31 other territories, including key markets in Asia, the Middle East, and Africa. The license covers proprietary know-how, including technical information, processes, trade secrets, product formulas, manufacturing practices, and testing methods. Products must comply with quality specifications and applicable laws, and the licensee is responsible for obtaining regulatory approvals in the licensed territories.

The agreement is underpinned by robust intellectual property protection, including U.S. Patent 11,766,392 and U.S. Patent 11,628,132 for the Hair Enzyme Booster (JW-700) for treating alopecia, both expiring October 4, 2039, and U.S. Patent 10,111,821 for Photocil’s methods of treating psoriasis, vitiligo, atopic dermatitis, and pruritus, expiring November 5, 2032.

Effective September 1, 2022, the agreement has an initial term of three years with automatic one-year renewals unless terminated. Financial terms include a $20,000 upfront payment, a $25,000 payment in the first year following the product launches, and a minimum annual royalty requirement of $50,000 starting in the second year. The licensor may terminate the agreement with 30 days’ notice if royalties fall below the annual minimum after the second year. Additionally, Jupiter Wellness (now Caring Brands) retains the right to purchase products at cost plus 10%.

Our Market Opportunity

Hair Enzyme Booster (JW-700) was launched on Amazon on October 28, 2024, and became available on NOVODX’s e-commerce platform on December 11, 2024. We are currently in the early stages of commercialization and are refining our marketing strategies for both platforms. Sales have been minimal during this initial soft launch period as we optimize our marketing approach and distribution channels. As of the date of this annual report, the Hair Enzyme Booster (JW-700) is currently only for sale on Amazon.

Discussions are ongoing to utilize an established third-party e-commerce platform to further expand our online presence. While retail channel opportunities are being explored, no formal agreements have been executed to date.

As our product line expands and market presence grows, we will continue to evaluate and pursue additional distribution channels. Our immediate focus remains on strengthening and growing our e-commerce presence before expanding into traditional retail channels.

Our Growth Strategy

We plan to seek acquisition opportunities in the branded consumer products space, including but not limited to additional OTC/cosmetic therapeutic brands and skin care brands that can be manufactured, marketed and distributed without additional FDA approval. We may market such products as they are currently formulated or may seek to modify the formulations for such products. We have no definitive agreements in place to acquire any other entities. We also intend to sell the product online directly through our own website, and other third-party marketplaces as these sites permit.

Marketing

We expect to continually update and expand upon our corporate website and further refine our online retail strategies on an ongoing basis. caringbrands.com is our primary corporate website, which will serve as the primary source of information about us for investors and contain press releases, clinical trial pipeline, lab reports, blog posts, and additional information about each of our brands. We anticipate that each brand will have its own front-facing website dedicated to retail sales and brand specific information. As we expand our brands we anticipate utilizing the same strategy and dedicating a new e-commerce website to each brand moving forward. We are also building a website dedicated to servicing our wholesale and larger distributor clients. This website will have more information about each product and provide a central location for larger retailers to find more in-depth information about all of our brands in one place.

Competition

The consumer product industry is highly fragmented with numerous companies, consisting of publicly- and privately-owned companies. There are also large, well-funded companies that have indicated their intention to compete in the hemp-based product category in the U.S. Our products feature unique mechanisms of action that have demonstrated clinical benefits, underscoring their effectiveness and value. We routinely assess internal and external opportunities to optimize stockholder value through the development of innovative new products, as well as strategic asset acquisitions or sales. With a strong foundation and expertise in the market, we believe we are well-positioned to capitalize on growth opportunities in the expanding over-the-counter skincare product category. We face competition from larger companies that are, or may be in the process of offering similar products to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than we have or may be expected to have. However, our products are differentiated through a unique mechanism of action that offers clinical benefits not provided by traditional products. This innovation positions us to compete effectively by demonstrating to consumers that our formulations deliver superior results. We plan to leverage targeted marketing strategies and education to build brand trust and establish ourselves as a competitive alternative to existing brands.

Competitors may include major pharmaceutical and biotechnology companies and public and private research institutions. Our management cannot be certain that we will be able to compete against current or future competitors or that competitive pressure will not seriously harm our business prospects. These competitors may be able to react to market changes, respond more rapidly to new regulations or allocate greater resources to the development and promotion of their products than we can.

Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves to increase their ability to rapidly gain market share. Large pharmaceutical companies may eventually enter the market.

Competition faced for each product category

For the treatment of psoriasis the market is dominated by biologics including IL-23 inhibitors (risankizumab (Skyrizi; AbbVie/Boehringer Ingelheim) and guselkumab (Tremfya; Janssen)) dominate the US psoriasis market with ~31% market share, followed by IL-17 inhibitors (ixekizumab (Taltz; Lilly) and secukinumab (Cosentyx; Novartis)) with ~23%, TNF inhibitors with 23% and ustekinumab (Stelara; Janssen) with 13%. Deucravacitinib (Sotyku; Bristol Myers Squibb) is a member of the Janus kinase inhibitor family. These biologicals can exhibit significant side-effects commonly including increasing susceptibility to infections. Janus kinase inhibitors in patients 50 years of age and older, with at least one cardiovascular risk factor, have shown higher rates of all-cause mortality, including sudden cardiovascular death, major adverse cardiovascular events, overall thrombosis, deep venous thrombosis, pulmonary embolism, and malignancies (excluding non-melanoma skin cancer) were observed in patients treated with the JAK inhibitor compared to those treated with TNF blockers.

Most cases of localized, plaque-type psoriasis can be treated with topical glucocorticoids, although long-term use can be complicated by loss of effectiveness and atrophy of the skin. Calcipotriene, a vitamin D analogue, and tazarotene, a retinoic acid derivative, are also effective in the treatment of limited psoriasis. Narrow-band UV therapy, either alone or in combination with topical steroids has also been shown to be effective.

In contrast, Photocil allows narrow-band UV rays to target psoriasis with minimal side-effects. Phototherapy is considered to be one of the most effective therapies for psoriasis but conventional phototherapy lamp treatment requiring frequent physician visits has not gained patient acceptance. Topical Photocil treatment which can be used at home avoids this problem.

Treatments for vitiligo include the use of topical corticosteroids and tacrolimus. Ruxolitinib (Opzelura™) a JAK inhibitor is the only biologic medication approved by the U.S. Food and Drug Administration (FDA) to restore lost skin color in people who have vitiligo. It is marketed by Incyte. Phototherapy is used, alone or in combination with corticosteroids, and can lead to re-pigmentation. Topical Photocil treatment is more convenient and has fewer side effects than these other approaches.

Our Hair Enzyme Booster does not on its own increase hair growth but can work to improve the efficacy of minoxidil, an FDA-approved treatment for hair growth. There are many products on the market (most of them nutritional supplements) that address improved hair growth. The majority are not FDA approved. The Hair Enzyme Booster works with a clinically proven FDA-approved product to improve hair growth. The market for minoxidil in 2024 was over $1billion worldwide. Our license with Taisho, the largest supplier of minoxidil in Japan, shows the potential of the combination with Hair Enzyme Booster.

Given the rapid changes affecting the global, national, and regional economies in general and cannabis-related medical research and development in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Time-to-market is an important factor in our industry and our success will depend on our ability to develop innovative products that will be accepted by patients as efficient and helpful to use.

Our success will also depend on our ability to respond quickly to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Government Regulations

Our business and our products are subject to regulatory requirements for both over-the-counter (OTC) and cosmetic products in the U.S. and internationally, including by the US Food and Drug Administration (the “FDA”), the Consumer Product Safety Commission (the “CPSC”), the Federal Trade Commission (the “FTC”). These laws and regulations principally relate to the ingredients, proper labelling, advertising, packaging, marketing, manufacture, safety, shipment and disposal of our products. Further, as the vast majority of our products are imported from overseas manufacturers, we may also be subject to Customs Border Patrol clearance regulations prior to goods being released into the United States market.

We market certain non-prescription drug products, including certain products that are intended to be used as sunscreens, which are regulated as over-the-counter (“OTC”) drug products by the FDA. In the U.S., OTC products must comply with the regulatory framework set forth by the FDA, which includes requirements related to acceptable active ingredients, required labeling, manufacturing specifications, quality control standards, registration requirements (including National Drug Code (NDC) numbers), and Good Manufacturing Practice (GMP) compliance.

Certain OTC drug products are subject to regulation pursuant to United States Pharmacopeia USP “monographs,” which provide standards applicable to each therapeutic category of non-prescription drug, and establishes conditions, such as active ingredients, uses (indications), doses, labeling, and testing procedures, under which an OTC drug within that particular category may be generally recognized as a safe and effective (“GRASE”), and therefore can be marketed without obtaining pre-market approval of an new drug application (“NDA”) or abbreviated new drug application (“ANDA”). To be legally marketed, among other things, OTC drug products marketed under an OTC monograph must be manufactured in compliance with the FDA’s GMP requirements for drug products, and the failure to maintain compliance with these requirements could lead to FDA enforcement action. Moreover, a failure to comply with the OTC monograph requirements could lead the FDA to determine that the drug is not GRASE, and thus is a “new drug” requiring approval in accordance with the NDA or ANDA processes, or to make changes to its manufacturing processes or product formulations or labels.

We also market cosmetic products, which are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA), as amended by the Modernization of Cosmetics Regulation Act of 2022 (MoCRA). Under these regulations, we are required to register our manufacturing facilities with the FDA, list our cosmetic products and their ingredients, maintain safety substantiation records, report serious adverse events, and comply with Good Manufacturing Practice (GMP) requirements. The FDA now has mandatory recall authority for cosmetic products that may cause serious adverse health consequences. Failure to comply with these new regulatory requirements could result in FDA enforcement actions, including mandatory recalls, facility inspections, and potential civil penalties.

Moreover, the FTC regulates and can bring enforcement action against cosmetic companies for deceptive advertising and lack of adequate scientific substantiation for claims. The FTC requires that companies have a reasonable basis to support marketing claims. What constitutes a reasonable basis can vary depending on the strength or type of claim made, or the market in which the claim is made, but objective evidence substantiating the claim is generally required. The FTC can seek civil monetary penalties, injunctive relief, and consumer redress for violations of the FTC Act.

In addition to U.S. regulations, our products are subject to varying regulatory frameworks internationally. For example, in India, our products must receive approval from the Central Drugs Standard Control Organization (CDSCO) before they can be marketed. All of our products currently marketed in India have received and maintain the necessary CDSCO approvals.

Our products in India are regulated under the Drugs and Cosmetics Act, 1940 and the Drugs and Cosmetics Rules, 1945 by the Central Drugs Standard Control Organization (CDSCO), the national authority responsible for drug and cosmetic safety and compliance in India.

Photocil was registered as a cosmetic product with CDSCO in October 2022 and complies with the Bureau of Indian Standards (BIS) requirements for sunscreen products. The Hair Enzyme Booster (JW-700) received CDSCO cosmetic labeling approval in June 2023 and is classified as a cosmetic product. Its manufacturing and quality control processes comply with Schedule M-II requirements for cosmetics.

Manufacturing partner, Stella Indusstries Ltd., holds all necessary state licenses and complies with Good Manufacturing Practice (GMP) standards, ensuring high-quality production. Ongoing regulatory compliance is maintained through regular quality control testing at CDSCO-approved laboratories, adherence to labeling requirements under the Drugs and Cosmetics Rules, proper documentation and record-keeping, and periodic facility inspections by state licensing authorities.

Our Indian licensee, Cosmofix and San Pellegrino Cosmetics, holds all required licenses and permits for importing, manufacturing, and distributing our products in India. All our product formulations comply with the safety standards set forth in the Drugs and Cosmetics Rules. Any new products introduced in India will undergo the necessary CDSCO review process prior to commercialization. We continue to work closely with our manufacturing and distribution partners to ensure ongoing compliance with all applicable Indian regulatory requirements.

Failure to comply with these regulatory requirements could result in product recalls, regulatory enforcement actions, manufacturing disruptions, reputational damage, and loss of market access. Additionally, changes in regulations or the interpretation of existing regulations may require significant resources to maintain compliance and could delay or prevent the launch of our products.

Employees

Currently, we have three full-time employees, which includes our Chief Executive Officer, Dr. Glynn Wilson; our operations manager, Paul Jones; and our Executive Chairman, Brian S John. We believe our relations with our employees to be good.

Corporate History

Caring Brands, Inc. was incorporated in State of Nevada on April 23, 2024, On May 13, 2024, an Amendment to the Articles of Incorporation was submitted with the State of Nevada to revise the par value to $0.001 per share, followed by an amendment on July 9, 2024 to add 1,000,000 preferred shares with a par value of $0.001 to the authorized share capital. Caring Brands was incorporated for the purpose of the separation of our business operation from Safety Shot and have not historically operated as a standalone company. Pursuant to the Separation and Exchange Agreement, we acquired 100% equity in Caring Brands Florida. Consequently, Caring Brands Florida now operates as an operating subsidiary of the Company.

Caring Brands, Inc., a Florida Corporation (“Caring Brands Florida”) was originally incorporated in the State of Florida on February 12, 2020, under the name Jupiter Wellness Inc. In June 2020, Articles of Amendment were filed with the Florida Department of State Division of Corporations to amend the articles of incorporation to change the name of the company to Caring Brands, Inc.

Our principal business address is 130 S Indian River Drive, Suite 202 pbm# 1232, Fort Pierce, FL 34950. We are currently authorized to issue a total of 100,000,000 shares of common stock with a par value of $0.001. As of the date of this annual report, we had 12,341,506 shares of common stock issued and outstanding. CaringBrands.com is our primary corporate website, which will serve as the primary source of information about us for investors and will contain press releases, clinical trial pipeline, lab reports, blog posts, and additional information about each of our brands. Information contained on or accessible through this website is not a part of this report, and the inclusion of such website address in this report is an inactive textual reference only.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we will be permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
●	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited financial statements, instead of three years.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this annual report, before purchasing our securities. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to Our Business

Caring Brands has a limited operating history, which makes it difficult to accurately evaluate our business prospects.

We have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company may be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenues. As a result, any significant reduction in revenues may immediately and adversely affect our business, financial condition and operating results.

Our financial situation creates doubt whether we will continue as a going concern.

Since inception, the Company has had limited operations, and has a working capital deficiency. This deficiency and lack of operations raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that we will be able to achieve a level of revenue adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

If we are unable to keep up with rapid technological changes, our products may become obsolete.

The market for our products is characterized by significant and rapid change. Although we will continue to expand our product line capabilities in order to remain competitive, research and discoveries by others may make our processes, products or brands less attractive or even obsolete.

We may not have adequate capital to fund our business.

If our entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then our financial condition, results of operations, and business performance would be materially adversely affected. We may not be able to raise needed additional capital or financing due to market conditions or for regulatory or other reasons. We cannot assure that we will have adequate capital to conduct our business.

Competition could adversely affect our business.

Our industry in general is competitive. It is possible that future competitors could enter our market, thereby causing us to lose market share and revenues. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we will compete that will allow them to offer lower prices or higher quality products. If we do not successfully compete with these competitors, we could fail to develop market share and our future business prospects could be adversely affected.

We may not be able to successfully compete against companies with substantially greater resources.

The skin care and hair growth product markets are intensely competitive, and we expect competition to intensify further in the future. We are subject to intense competition from cosmetic company competitors who have been on the market longer than us and which are manufactured and marketed by competitors with more resources and brand recognition than us. We cannot assure you that our products will compete effectively and experience continuing and growing sales. As a supplier, we compete with several larger and better-known companies that specialize in supplying and distributing a vast array of consumer goods to retailers. Barriers to entry are relatively low, and current and new competitors can launch new products that compete in the marketplace. We currently or potentially compete with a number of other companies, including a number of large health and medical therapy, cosmetics, and consumer product brand name manufacturers that have greater financial and managerial resources, more experience in developing products, and greater name recognition than we have.

If we are unable to develop and maintain our brand and reputation for our product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we serve. If problems with our products cause our customers to have a negative experience or failure or delay in the delivery of our products to our customers, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel. If we lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future. We may not have written employment agreements with all of our senior management. We do not have any key person insurance.

We are subject to government regulation, and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing our industries in the U.S. and other countries in which we operate. Uncertainty surrounding existing and future laws and regulations may impede our services and increase the cost of providing such services. These regulations and laws may cover taxation, tariffs, user pricing, distribution, consumer protection and the characteristics and quality of services.

Our products may not meet health and safety standards or could become contaminated.

We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter treatments have not been fully explored or understood and may have unintended consequences.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

The success of our business will depend upon our ability to create and expand our brand awareness.

The skin care and hair growth markets we intend to compete in are highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products. However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

We must develop and introduce new products to succeed.

Our industry is subject to rapid change. New products are constantly introduced to the market. Our ability to remain competitive depends in part on our ability to enhance existing products, to develop and manufacture new products in a timely and cost-effective manner, to accurately predict market transitions, and to effectively market our products. Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The success of new product introductions depends on various factors, including, without limitation, the following:

●	Successful sales and marketing efforts;

●	Timely delivery of new products;

●	Availability of raw materials;

●	Pricing of raw materials;

●	Regulatory allowance of the products; and

●	Customer acceptance of new products

We cannot assure you that we will develop additional products in the future.

We have developed skin care and hair growth products lines. The lack of product diversity could adversely affect our financial condition and operating results and expose investors to a complete loss of their investment in us if our existing products fail to achieve sufficient sales to maintain us or enable us to earn a profit.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of us. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

Our distributors’ and customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue.

We do not have and may never have any products on the market that have been approved by the FDA for the treatment of disease. The labelling of Photocil was registered with the FDA and is an OTC product. The labelling of Photocil and Minoxidil Booster were approved by the Indian regulatory authorities. Our business is highly dependent upon complying with regulations for cosmetic and OTC product from various U.S. and international governmental agencies.

If we decided to commercialize a product labelled for the treatment of any disease, we must obtain regulatory approvals of such treatment for that indication. Satisfying regulatory requirements is an expensive process that typically takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. To obtain necessary regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our products are safe and effective for a particular indication. There can be no assurance that our products will prove to be safe and effective, that our clinical trials will demonstrate the necessary safety and effectiveness of our product candidates, or that we will succeed in obtaining regulatory approval for any treatment we develop even if such safety and effectiveness are demonstrated. Our current products comply with the FDA requirements for cosmetic/OTC products and do not require additional clinical trials or FDA approval for their sale.

Any delays or difficulties we encounter in future clinical trials may delay or preclude regulatory approval from the FDA or from international regulatory organizations. Any delay or preclusion of regulatory approval would be expected to delay or preclude the commercialization of future products. Examples of delays or difficulties that we may encounter in our clinical trials include without limitation the following:

●	Clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products;

●	Our products may fail to be more effective than current therapies, or to be effective at all;

●	We may discover that our products have adverse side effects, which could cause our products to be delayed or precluded from receiving regulatory approval or otherwise expose us to significant commercial and legal risks;

●	It may take longer than expected to determine whether or not a treatment is effective;

●	Patients involved in our clinical trials may suffer severe adverse side effects even up to death, whether as a result of treatment with our products, the withholding of such treatment, or other reasons (whether within or outside of our control);

●	We may fail to be able to enroll a sufficient number of patients in our clinical trials;

●	Patients enrolled in our clinical trials may not have the characteristics necessary to obtain regulatory approval for a particular indication or patient population;

●	We may be unable to produce sufficient quantities of product to complete the clinical trials;

●	Even if we are successful in our clinical trials, any required governmental approvals may still not be obtained or, if obtained, may not be maintained;

●	If approval for commercialization is granted, it is possible the authorized use will be more limited than is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities, which will cause a substantial increase in costs and which we might not succeed in performing or completing; and

●	If granted, approval may be withdrawn or limited if problems with our products emerge or are suggested by the data arising from their use or if there is a change in law or regulation.

Any success we may achieve at a given stage of our clinical trials does not guarantee that we will achieve success at any subsequent stage, including without limitation final FDA approval.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation resulting from future legislation or administrative action, or from changes in the policies of the FDA or other regulatory bodies during the period of product development, clinical trials, or regulatory review. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or an injunction preventing certain activity, as well as other regulatory action against our product candidates or us. We have no experience in successfully obtaining regulatory approval for a product and thus may be poorly equipped to gauge, and may prove unable to manage, risks relating to obtaining such approval.

Our Hair Enzyme Booster (JW-700), previously known as Minoxidil Booster, was initially developed by Applied Biology Inc. and was acquired by Safety Shot (then Jupiter Wellness) in June 2022 through an asset purchase agreement. The product received labelling approval as a cosmetic from the Central Drugs Standard Control Organization (CDSCO), in compliance with India’s cosmetic product guidelines, and is currently being manufactured and sold in India through our agreement with Cosmofix and San Pellegrino Cosmetics. Hair Enzyme Booster (JW-700) was launched on Amazon on October 28, 2024, and became available on NOVODX’s e-commerce platform on December 11, 2024. We are currently in the early stages of commercialization and are refining our marketing strategies for both platforms. Sales have been minimal during this initial soft launch period as we optimize our marketing approach and distribution channels. As of the date of this annual report, the Hair Enzyme Booster (JW-700) is currently only for sale on Amazon.

Outside the U.S., including India, our ability to market a product is contingent upon receiving clearances from appropriate non-U.S. regulatory authorities. Non-U.S. regulatory approval typically includes all of the risks associated with FDA clearance discussed above as well as geopolitical uncertainties and the additional uncertainties and potential prejudices faced by U.S. pharmaceutical companies conducting business abroad. In certain cases, pricing restrictions and practices can make achieving even limited profitability very difficult.

We have limited experience in completing regulatory filings and any delays in regulatory filings could materially affect our financial condition.

Although we have significant expertise in developing products and working with external manufacturers we have limited experience in obtaining marketing approvals, manufacturing or conduct sales and marketing activities necessary for the successful commercialization of a product. Consequently, we have no historical basis as a company by which one can evaluate or predict reliably our future success or viability.

Additionally, while our team has experience at prior companies with regulatory filings, we have limited experience with regulatory filings with agencies such as the FDA or the European Medicines Agency, or EMA, and will rely on third-party expertise to help us. Any delay in our regulatory filings for our product candidates, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refuse to file” letter or a request for additional information, could materially affect our financial condition.

If serious adverse or undesirable side effects are identified during the development of our product candidates, we may abandon or limit our development or commercialization of such product candidates.

If our product candidates are associated with undesirable side effects or have unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

The timing of any future clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods.

In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements at certain clinical trial sites. These delays could be caused by reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our planned clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or in termination of the clinical trials altogether.

Patient enrollment may be affected if our competitors have ongoing clinical trials with products for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by other factors, including:

●	coordination with clinical research organizations to enroll and administer the clinical trials;

●	coordination and recruitment of collaborators and investigators at individual sites;

●	size of the patient population and process for identifying patients;

●	design of the clinical trial protocol;

●	eligibility and exclusion criteria;

●	perceived risks and benefits of the product candidates under study;

●	availability of competing commercially available therapies and other competing products’ clinical trials;

●	time of year in which the trials are initiated or conducted;

●	severity of the diseases under investigation;

●	ability to obtain and maintain subject consents;

●	ability to enroll and treat patients in a timely manner;

●	risk that enrolled subjects will drop out before completion of the trials;

●	proximity and availability of clinical trial sites for prospective patients;

●	ability to monitor subjects adequately during and after treatment; and

●	patient referral practices of physicians.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which could materially affect our financial condition.

If we or our licensees, development collaborators, or suppliers are unable to manufacture our products in sufficient quantities or at defined quality specifications, or are unable to obtain regulatory approvals for the manufacturing facility, we may be unable to develop or meet demand for our products and lose time to market and potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We intend to utilize third parties to manufacture NoStingz, Photocil, CB-101 and the Hair Enzyme Booster (JW-700).

In the future we may become unable, for various reasons, to rely on our sources for the manufacture of our product candidates, either for clinical trials or, at some future date, for commercial distribution. We may not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any we do identify. We may face competition for access to these manufacturers’ facilities and may be subject to manufacturing delays if the manufacturers give other clients higher priority than they give to us. Even if we are able to identify an additional or replacement third-party manufacturer, the delays and costs associated with establishing and maintaining a relationship with such manufacturer may have a material adverse effect on us.

Before we can begin to commercially manufacture CB-101 or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practices requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

It is uncertain whether product liability insurance will be adequate to address product liability claims, or that insurance against such claims will be affordable or available on acceptable terms in the future.

Clinical research involves the testing of new drugs on human volunteers pursuant to a clinical trial protocol. Such testing involves a risk of liability for personal injury to or death of patients due to, among other causes, adverse side effects, improper administration of the new drug, or improper volunteer behavior. Claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers, or others using, selling, or buying our products, as well as from governmental bodies. In addition, product liability and related risks are likely to increase over time, in particular upon the commercialization or marketing of any products by us or parties with which we enter into development, marketing, or distribution collaborations. Although we are contracting for general liability insurance in connection with our ongoing business, there can be no assurance that the amount and scope of such insurance coverage will be appropriate and sufficient in the event any claims arise, that we will be able to secure additional coverage should we attempt to do so, or that our insurers would not contest or refuse any attempt by us to collect on such insurance policies. Furthermore, there can be no assurance that suitable product liability insurance (at the clinical stage and/or commercial stage) will continue to be available on terms acceptable to us or at all, or that, if obtained, the insurance coverage will be appropriate and sufficient to cover any potential claims or liabilities.

If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from dermatitis or eczema, whom CB-101 may have the potential to treat, is based upon current market estimates.

If we are unable to establish relationships with licensees or collaborators to carry out sales, marketing, and distribution functions or to create effective marketing, sales, and distribution capabilities, we will be unable to market our products successfully.

Our business strategy may include out-licensing product candidates to or collaborating with larger firms with experience in marketing and selling pharmaceutical products. There can be no assurance that we will successfully be able to establish marketing, sales, or distribution relationships with any third-party, that such relationships, if established, will be successful, or that we will be successful in gaining market acceptance for any products we might develop. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues per unit sold are expected to be lower than if we marketed, sold, and distributed our products directly, and any revenues we receive will depend upon the efforts of such third parties.

If we are unable to establish such third-party marketing and sales relationships, or choose not to do so, we would have to establish in-house marketing and sales capabilities. To market any products directly, we would have to establish a marketing, sales, and distribution force that has technical expertise and could support a distribution capability. Competition in the biopharmaceutical industry for technically proficient marketing, sales, and distribution personnel is intense and attracting and retaining such personnel may significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

Our ability to market our products in the United States depends on their regulatory classification and compliance with applicable regulations.

While we believe our products either qualify as cosmetics or comply with applicable USP monographs, the FDA may disagree with our determinations. If the FDA determines that any of our products require pre-market approval or do not comply with applicable monographs, we may need to:

-	Reformulate products
-	Undergo FDA approval process
-	Submit additional data
-	Cease marketing until compliance is achieved
-	Face enforcement action

Such events could significantly impact our operations and ability to generate revenue.

Commercial success of our OTC/Cosmetic product candidates will depend on the acceptance of these products by physicians, payers, and patients.

Any of our OTC/Cosmetic product candidate that we may develop, may not gain market acceptance among physicians and patients. Market acceptance of and demand for any of our OTC/Cosmetic product candidates that we may develop will depend on many factors, including without limitation:

●	Comparative superiority of the effectiveness and safety in the treatment of the disease indication compared to alternative treatments;

●	Less prevalence and severity of adverse side effects;

●	Potential advantages over alternative treatments;

●	Cost effectiveness;

●	Convenience and ease of administration;

●	Sufficient third-party coverage and/or reimbursement;

●	Strength of sales, marketing and distribution support; and

●	Our ability to provide acceptable evidence of safety and efficacy.

If any non-OTC product candidate developed by us receives regulatory approval but does not achieve an adequate level of market acceptance by physicians, payers, and patients, we may generate insufficient, little, or no product revenue and may not become profitable.

In addition, pandemics, such as COVID-19, could decrease consumer spending and adversely affect demand for our products.

If we obtain FDA approval for any of our product candidates, we will be subject to various federal and state fraud and abuse laws; these laws may impact, among other things, our proposed sales, marketing and education programs. Fraud and abuse laws are expected to increase in breadth and in detail, which will likely increase our operating costs and the complexity of our programs to insure compliance with such enhanced laws.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes which may increase our operating costs. These laws may impact, among other things, our proposed sales, marketing and education programs.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws or any other governmental regulations that apply to us, we may be subject to criminal actions and significant civil monetary penalties, which would adversely affect our ability to operate our business and our results of operations.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. The World Health Organization declared the COVID-19 outbreak a pandemic. The extent of the impact of any similar outbreak, the impact on our customers and employees, may be uncertain and we may not be able to predict the impact on our business and operations.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed and potential purchasers of our initial commercial products may decline to purchase such products or may opt to pursue alternative products.

We may also experience shortages equipment due to manufacturing difficulties. Multiple suppliers provide the components used in manufacturing our products. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to manufacturing facilities, we would be unable to manufacture until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

Our operations in international markets involve inherent risks that we may not be able to control.

Our business plan includes the marketing and sale of our proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

●	Macroeconomic conditions adversely affecting geographies where we intend to do business;

●	Foreign currency exchange rates;

●	Political or social unrest or economic instability in a specific country or region;

●	Higher costs of doing business in foreign countries;

●	Infringement claims on foreign patents, copyrights or trademark rights;

●	Difficulties in staffing and managing operations across disparate geographic areas;

●	Difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

●	Trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

●	Adverse tax consequences;

●	Unexpected changes in legal and regulatory requirements;

●	Military conflict, terrorist activities, natural disasters and medical epidemics; and

●	Our ability to recruit and retain channel partners in foreign jurisdictions.

Risks Relating to the Separation

We may be unable to achieve some or all of the benefits that we expect to achieve from the Separation.

We believe that, as a publicly traded company, we will be able to, among other things, better focus our financial and operational resources on our specific shipping business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. However, by separating from Safety Shot, we may be more susceptible to market fluctuations and have less leverage with customers, and we may experience other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as a separate company in the time we expect, if at all. The completion of the Separation will also require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business.

We have a limited operating history as a publicly traded company, and our historical financial information is not necessarily representative of the results we would have achieved as a publicly traded company and may not be a reliable indicator of our future results.

We derived the historical financial information included in this annual report in part from Safety Shot’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future. This is primarily because of the following factors:

●	Prior to the Separation, we operated as part of Safety Shot’s broader corporate organization, and Safety Shot performed various administrative functions for us and our historical financial information does not reflect allocations any of these costs from Safety Shot as they are not material.

●	Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Safety Shot, including changes in our cost structure, personnel needs, tax structure, financing and business operations. As part of Safety Shot, we enjoyed certain benefits from Safety Shot’s operating diversity, size, borrowing leverage and available capital for investments, and we may lose these benefits after the Separation. As a separate entity, we may be unable to purchase services and technologies or access capital markets on terms as favorable to us as those we obtained as part of Safety Shot prior to the Separation.

Following the Separation, we are be responsible for the additional costs associated with being a publicly traded company, including costs related to corporate governance, investor and public relations and public reporting.

In addition, certain costs incurred by Safety Shot, including accounting, legal, occupancy, information technology and other shared services, have historically been provided to us by Safety Shot. During the year ended December 31, 2024, the Company began to provide most of these services ourselves. Therefore, our historical financial statements may not be indicative of our future performance as a separate publicly traded company. We cannot assure you that our operating results will continue at a similar level when we are a separate publicly traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Operating and Financial Review and Prospects” and our historical financial statements and the notes thereto included elsewhere in this annual report.

We may not be able to access the credit and capital markets at the times and in the amounts needed on acceptable terms.

From time to time we may need to access the capital markets to obtain long-term and short-term financing. We have not previously accessed the capital markets as a separate public company, and our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including our financial performance, our credit ratings or absence thereof, the liquidity of the overall capital markets and the state of the economy. We cannot assure you that we will have access to the capital markets at the times and in the amounts needed or on terms acceptable to us.

The insurance that we maintain may not fully cover all potential exposures.

We maintain liability insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Some of our directors and executive officers own Safety Shot common stock or options to acquire Safety Shot common stock and hold positions with Safety Shot, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in our not acting on opportunities we otherwise may have.

Some of our directors and executive officers own Safety Shot common stock, restricted shares of Safety Shot stock or options to purchase Safety Shot common stock. Ownership of Safety Shot common stock, restricted shares of Safety Shot common stock and options to purchase Safety Shot Common Stock by our directors and executive officers and the presence of executive officers or directors of Safety Shot on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Safety Shot that could have different implications for Safety Shot than they do for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Safety Shot and us regarding terms of the Amended and Restated Exchange Agreement governing the separation and the relationship between Safety Shot and us thereafter. Potential conflicts of interest could also arise if we enter into commercial arrangements with Safety Shot in the future. As a result of these actual or apparent conflicts of interest, we may be precluded from pursuing certain growth initiatives.

Risks Related to our Financial Position and Capital Needs

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or other assets.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our proliferation into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition. There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to us or to our subsidiaries will not be changed in a manner which adversely affects our shareholders.

Risks Related to our Intellectual Property

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

A third party may sue us or one of our strategic collaborators for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce licensed rights or to determine the scope and validity of third-party intellectual property rights.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or attempt to compete in the market with a substantially similar product.

Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages, and litigation could disrupt our commercial activities.

Any inability to protect our intellectual property rights could reduce the value of our products and brands, which could adversely affect our financial condition, results of operations and business.

Our business is partly dependent upon our trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our sub-licensees may operate. There is a risk of certain valuable trade secrets, beyond what is described publicly in patents, being exposed to potential infringers. Regardless of our technology being protected by patents or otherwise, there is a risk that other companies may employ the technology without authorization and without recompensing us.

The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. There is a risk that we may have insufficient resources to counter adequately such infringements through negotiation or the use of legal remedies. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations and business.

The intellectual property behind our products may include unpublished know-how as well as existing and pending intellectual property protection. All intellectual property protection eventually expires, and unpublished know-how is dependent on key individuals.

The commercialization of our licensed products is partially dependent upon know-how and trade secrets held by certain individuals working with and for us. Because the expertise runs deep in these few individuals, if something were to happen to any or all of them, the ability to properly manufacture our products without compromising quality and performance could be diminished greatly.

Knowledge published in the form of any future intellectual property has finite protection, as all patents and trademarks have a limited life and an expiration date. While continuous efforts will be made to apply for patents and trademarks if appropriate, there is no guarantee that additional patents or trademarks will be granted. The expiration of patents and trademarks relating to our products may hinder our ability to sub-license or sell our products for a long period of time without the development of a more complex licensing strategy.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively, and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations contained in our products and we consider these product formulations to be our critical proprietary property, which must be protected from competitors. Although trade secret, trademark, copyright and patent laws generally provide a certain level of protection, and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

Risks Related to Ownership of Our Securities

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may also delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

Our management has limited experience in managing the day-to-day operations of a public company and, as a result, we may incur additional expenses associated with the management of our Company.

The management team is responsible for the operations and reporting of the Company. The requirements of operating as a public company are many and sometimes difficult to navigate. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. If we lack cash resources to cover these costs of being a public company in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expense and significant management time and attention.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

Our officers and directors, and significant stockholders are the beneficial owners of approximately 68.2% of our outstanding voting securities. As a result, they possess significant influence over our elections and votes. As a result, their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or encouraging a potential acquirer to make a tender offer. Their ownership and control may also have the effect of delaying, impeding, or preventing a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Once our common stock is quoted, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Our common stock may become subject to the SEC’s penny stock rules and accordingly, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	Make a special written suitability determination for the purchaser;

●	Receive the purchaser’s prior written agreement to the transaction;

●	Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

Although our common stock is not currently subject to these rules, it were to become subject to such rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and have an adverse effect on the value of our securities.

As a public company, we would be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we will be required to report any changes in internal controls on a quarterly basis. In addition, we would be required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will design, implement, and test the internal controls over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected. We also could become subject to investigations by the Commission or other regulatory authorities, which could require additional financial and management resources.

As an emerging growth company, our auditor will not be required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

Risks Related to Ownership of Our Common Stock

Our management has limited experience in managing the day-to-day operations of a public company and, as a result, we may incur additional expenses associated with the management of our Company.

The management team is responsible for the operations and reporting of the Company. The requirements of operating as a public company are many and sometimes difficult to navigate. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. If we lack cash resources to cover these costs of being a public company in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expense and significant management time and attention.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Once our common stock is quoted, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

The market price of our securities may be volatile, which could cause the value of your investment to decline.

The price of our securities may fluctuate significantly due general market and economic conditions. An active trading market for our securities may not develop or, if developed, it may not be sustained. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Even if an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors affecting the trading price of our securities may include, but are not solely limited to, the risk factors identified herein.

In addition, the stock market in general, and Nasdaq and emerging growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of its actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We may not be able to satisfy listing requirements of the NASDAQ or obtain or maintain a listing of our common stock on the NASDAQ.

We must meet certain financial and liquidity criteria to maintain our listing on NASDAQ. If we violate the NASDAQ listing requirements, our common stock may be delisted. If we fail to meet any of the NASDAQ’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NASDAQ may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock. Sales of significant number of shares of our Common Stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that it deems reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of our securities are entitled to rights with respect to the registration of the shares of our Common Stock under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our Common Stock.

Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

The Company’s bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, a material weakness exists in the Company’s internal control over financial reporting related to ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and recording incorrect journal entries that also did not have the sufficient review and approval.

These control deficiencies could result in a misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses. We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products and services to new and existing customers.

However, if we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely or effective manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As of the date of this Annual Report, we believe that we have limited risks associated with a breach in cybersecurity. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (of which we are not aware of any), have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Risk management and strategy.

We have not established specific processes for assessing, identifying, and managing material risks from cybersecurity threats or engaged third parties to assess such risks. However, if exposed to such a risk, we would assess any potential unauthorized attempts to access our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems.

While we lack a formal risk assessment policy or analysis and no process has been integrated into our management system, a risk assessment would likely include identification of any reasonably foreseeable internal and external risks, any likelihood and potential damage that could result from such risks, and whether existing safeguards are sufficient to manage such risks. If appropriate and necessary, we would implement reasonable safeguards to minimize identified risks and address any identified gaps in existing systems.

Primary responsibility for assessing any cybersecurity risks rests with our management, who would report any threat to our board of directors.

To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

Item 2. Properties.

Currently, we do not own any real property. We currently lease office space at 130 S Indian River Drive, Suite 202 pbm# 1232, Fort Pierce, FL 34950.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently a party to any legal or administrative proceedings. Our current officers and directors have not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Item 4. Mine Safety Disclosures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities. Therefore, the Company is not required to make such disclosures.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq Capital Market under the symbol “CABR.”

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

Stock Transfer Agent

The transfer agent and registrar for our common stock is ClearTrust, LLC, located at 16540 Pointe Village Dr, Lutz Fla, telephone: (813) 235-4490.

Common Shareholders

On March 30, 2026, we had approximately 33 record and street shareholders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K, there were no other sales of unregistered securities during the fiscal year ended December 31, 2025.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2025.

Use of Proceeds

The Company completed its public offering in connection with its uplisting to Nasdaq on November 14, 2025. A registration statement on Form S-1 (File No. 333-289767) relating to the offering was filed with the Securities and Exchange Commission (“SEC”) and became effective on October 30, 2025. The public offering consisted of 1,000,000 shares of the Company’s common stock at a public offering price of $4.00 per share, resulting in gross proceeds of $4,000,000. After deducting underwriting discounts, commissions and other offering expenses of $764,308, the Company received net proceeds of $3,235,692.

As of December 31, 2025, the Company has utilized a portion of the net proceeds from the offering to support its operations and transition to a public company. Such expenditures included working capital and operating expenses, including payroll and general corporate expenses, legal and accounting fees associated with public company reporting and compliance, product development and commercialization activities, repayment of certain outstanding indebtedness, and other administrative expenses.

Given the timing of the offering in November 2025, a significant portion of the net proceeds remained unutilized and was held as cash and cash equivalents as of December 31, 2025 to support ongoing operations. The Company intends to continue to use the remaining proceeds for general corporate purposes, including supporting ongoing operations, product development, and potential strategic initiatives.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

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

Results of operations

The following table sets forth our consolidated statements of operations data in dollars for the periods presented:

	For the Year Ended December 31, 2025	Predecessor From January 1 to September 24, 2024	Successor From September 25 to December 31, 2024

Revenue	$4,215	$-	$465
Cost of revenue	1,873	-	2,072
Gross profit	2,342	-	(1,607)

Selling, general and administrative expenses	147,694	76,872	26,462
Payroll expense	2,008,394	334,644	578,100
Professional service fees	931,279	243,057	116,652
Impairment loss on Intellectual property	2,550,000	-	-
Depreciation and amortization	300,000	-	150,000
Total operating expenses	5,937,367	654,573	871,214

Operating loss	(5,935,025)	(654,573)	(872,821)

Other income(loss)	1,000	-	-
Impairment loss on investment	(500,000)	-	-
Gain on debt settlement	175,000	-	-
Interest income (expense), net	(19,166)	(67)	10,030
Total other income (expense)	(343,166)	(67)	10,030

Net loss	$(6,278,191)	$(654,640)	$(862,791)

Net loss per share:
Basic	$(0.46)	N/A	$(0.07)
Diluted	$(0.46)	N/A	$(0.07)
Weighted average shares outstanding:
Basic	13,565,096	N/A	13,089,592
Diluted	13,565,096	N/A	13,089,592

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024.

Revenue and Cost of revenue

The Company generated revenue of $4,215 and $465, and the cost of revenue was $1,873 and $2,072 for the years ended December 31, 2025 and 2024, respectively. Revenue and Cost of revenue in the year ended December 31, 2024 were inconsequential and in the period of January 1, 2024 to September 24, 2024 (“Predecessor Year to Date (YTD) Period”) and the period of September 25, 2024 to December 31, 2024 (“Successor 2024 Period”) the Company had revenue of $465. The Company is still in process of developing and commercializing its products.

Operating expenses

Operating expenses for the year ended December 31, 2025 were $5,937,367, compared to total operating expenses of $1,525,787 for the year ended December 31, 2024. The 2024 total consists of $654,573 incurred during the Predecessor YTD Period and $871,214 incurred during the period from Successor 2024 Period. The increase of $4,411,580 in 2025 was primarily attributable to increased payroll, professional service fees, and a full year of amortization of the Company’s intellectual property license.

Selling, general and administrative expenses were $147,694 for the year ended December 31, 2025, compared to $76,872 during the Predecessor YTD Period and $26,462 during the Successor 2024 Period. The increase in 2025 reflects higher corporate administrative costs, including public company compliance, insurance, and general overhead expenses following the Company’s separation and NASDAQ listing. Payroll expenses were $2,008,394 for the year ended December 31, 2025, compared to $334,644 in the Predecessor YTD Period and $578,100 in the Successor 2024 Period. The significant increase in 2025 reflects the expansion of management and operational personnel necessary to support commercialization efforts, corporate restructuring activities, and public company reporting requirements. Professional service fees totaled $931,279 for the year ended December 31, 2025, compared to $243,057 in the Predecessor YTD Period and $116,652 in the Successor 2024 Period. The increase in 2025 was primarily attributable to higher legal, accounting, consulting, advisory, investor relations, and audit fees incurred in connection with corporate restructuring activities, capital markets initiatives, and ongoing public company compliance. Depreciation and amortization expense totaled $300,000 for the year ended December 31, 2025, compared to $0 during the Predecessor YTD Period and $150,000 during the Successor 2024 Period. The increase in 2025 is primarily attributable to a full year of amortization of the Company’s intellectual property license, whereas prior periods reflected only partial-period amortization.

During 2025, the Company recognized an impairment loss on its intellectual property license of $2,550,000, compared to no such impairment in prior periods. The impairment reflects management’s assessment that the carrying value of the intellectual property was no longer recoverable based on current business conditions and expected future economic benefits.

As a result of the foregoing, the Company reported an operating loss of $5,935,025 for the year ended December 31, 2025, compared to an operating loss of $654,573 during the Predecessor YTD Period and $872,821 during the Successor 2024 Period.

Other income (expense)

Other income (expense) was $1,000 for the year ended December 31, 2025, compared to $0 during both the Predecessor YTD Period and the Successor 2024 Period.

The Company also recorded an impairment loss on its investment of $500,000 for the year ended December 31, 2025, with no comparable activity in prior periods. This impairment was driven by a decline in the estimated fair value of the underlying investment.

In addition, the Company recognized a gain on debt settlement of $175,000 during 2025, compared to $0 in prior periods. The gain resulted from negotiated settlements with certain creditors, whereby outstanding obligations were extinguished at amounts below their carrying value.

Interest expense was $19,166 for the year ended December 31, 2025, compared to interest expense of $67 during the Predecessor YTD Period and net interest income of $10,030 during the Successor 2024 Period. The increase in interest expense in 2025 was primarily attributable to borrowings under the term loan with Greentree Financial Group, Inc. and related party loans, as further discussed in Note 7 – Debt.

Financial condition, liquidity and capital resources

Overview

As of December 31, 2025, the Company had cash and cash equivalents of $2,189,232, compared to $468,998 as of December 31, 2024. The increase in cash was primarily attributable to the completion of the Company’s initial public offering during 2025.

In connection with the Initial Public Offering (“IPO”), the Company issued 1,000,000 shares of common stock at a public offering price of $4.00 per share, generating gross proceeds of $4,000,000. After underwriting discounts, commissions, and offering-related expenses totaling approximately $764,308, the Company received net proceeds of approximately $3,235,692.

Total assets decreased to $2,326,818 as of December 31, 2025, compared to $3,877,481 at December 31, 2024. The decrease was primarily driven by the full impairment of the Company’s intellectual property and investment balances during 2025, which reduced non-current assets to nil. This decline was partially offset by an increase in cash and cash equivalents, primarily resulting from proceeds received from the Company’s IPO.

Total liabilities were $235,494 at December 31, 2025, compared to $186,105 at December 31, 2024, reflecting higher accounts payable and borrowings under the term loan as the Company expanded its operations.

The Company’s primary cash requirements consist of funding operating expenses, including payroll and professional service fees, and supporting corporate development and compliance activities as a public company.

Based on current operating plans and available cash on hand, management believes that existing cash resources are sufficient to fund operations for at least the next twelve months. The Company may seek additional capital in the future to support long-term growth initiatives, strategic investments, or acquisitions. Such financing, if pursued, may include equity offerings, debt financing, or other strategic transactions; however, there can be no assurance that additional capital will be available on acceptable terms, or at all.

Our ability to meet our operating, investing and financing needs depends to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described elsewhere in Part II, Item 1A “Risk factors.”

Cash flows

	For the Year Ended December 31, 2025	Predecessor From January 1 to September 24, 2024	Successor From September 25 to December 31, 2024
Net cash (used in) provided by:
Net cash used in operating activities	$(1,692,258)	$(551,743)	$(272,248)
Net cash provided by investing activities	$-	$-	$608,596
Net cash provided by financing activities	$3,412,492	$666,232	$-

Cash used in operating activities

For the year ended December 31, 2025, net cash used in operating activities was $1,692,258, compared to net cash used of $551,743 during the Predecessor YTD Period and $272,248 during the Successor 2024 Period. For 2025, cash used in operating activities included a net loss of $6,278,191, partially offset by non-cash expenses (gain) consisting primarily of:

●	$2,550,000 of impairment loss on Intellectual property,
●	$500,000 of impairment loss on investment
●	$1,238,650 related to the fair value of shares issued for services,
●	$300,000 of amortization of the license agreement,
●	$6,667 of amortization of debt discounts, and
●	$175,000 of gain on debt settlement.

Changes in working capital also impacted operating cash flows. Accounts payable decreased by $95,101, and accrued expenses decreased by $10,180, and increase in prepaid expenses and other current assets of $79,985. Inventory levels remained relatively stable during the period. During the Predecessor YTD Period, operating cash used of $551,743 was primarily attributable to a net loss of $654,640, partially offset by increases in accounts payable of $139,502 and accrued expenses of $6,816, as well as a decrease in prepaid expenses and other current assets of $43,775. During the Successor 2024 Period, net cash used in operating activities of $272,248 was primarily driven by a net loss of $862,791, partially offset by non-cash amortization of $150,000 and fair value adjustments related to shares issued for services of $400,000. Changes in working capital during the Successor period were not material.

Cash used in investing activities

For the year ended December 31, 2025, net cash provided by investing activities was $0.

During the Successor 2024 Period, net cash provided by investing activities was $608,596, representing cash acquired in connection with the reverse merger transaction. There were no investing activities during the Predecessor YTD Period.

Cash provided by financing activities

For the year ended December 31, 2025, net cash provided by financing activities was $3,412,492, compared to $666,232 provided by financing activities for the year ended December 31, 2024.

Financing activities during 2025 primarily consisted of:

●	$3,235,692 in net proceeds from the Company’s initial public offering,
●	$170,000 in proceeds from long-term debt,
●	$120,000 in proceeds from related party loans,
●	$(120,000) in payment on related party loan payable, and
●	$6,800 from the issuance of common stock.

During the Predecessor YTD Period, net cash provided by financing activities was $666,232, consisting primarily of intercompany loans to Caring Brands Florida prior to acquisition.

There were no financing activities during the Successor 2024 Period.

Contractual obligations and commitments

There are no fixed forward agreements for lease expense, license fees, or capital expenditures.

Off-balance sheet arrangements

We are not party to any off-balance sheet arrangements.

Critical accounting policies and estimates

The Management’s Discussion and Analysis (“MD&A”) is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report.

Intellectual Property

Intellectual property, including license agreements, is recorded at cost and amortized over the estimated useful life of the license using the straight-line method. The Company evaluates its intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, in accordance with ASC 360. During the year ended December 31, 2025, management identified indicators of impairment related to its intellectual property and performed an impairment assessment. Based on this evaluation, the Company determined that the carrying value of the intellectual property was not recoverable and recorded an impairment charge of $2,550,000. No impairment charges were recorded during the year ended December 31, 2024, including both the Predecessor and Successor periods.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires additional disclosures, in the notes to financial statements, of specified information about certain costs and expenses included in the captions presented on the face of the income statement. The new guidance is effective for the Company’s annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2024-03 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, ASU No. 2025-04 clarifies that the guidance in ASC 606 on the variable consideration constraints does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). ASU No. 2025-04 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 12, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2025.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the following deficiencies that we believe to be material weaknesses.

●	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

●	The Company has no formal control process related to the identification and approval of related party transactions.

We are in the process of designing and implementing enhanced controls and formalizing our internal control environment to remediate this material weakness.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and the positions held by them, as of the date of this annual report:

Name	Age	Position	Date Appointed
Dr. Glynn Wilson	78	Chief Executive Officer and Director	03/26/2024
Brian S John	56	Executive Chairman, Interim Chief Financial Officer, Chief Investment Officer and Director	03/27/2024
Dr. Hector Alila	71	Independent Director	03/27/2024
Christopher Galeta	56	Independent Director	05/20/2025
Christopher Melton	52	Independent Director	09/17/2024

Brian S. John, Executive Chairman, Interim Chief Financial Officer, Chief Investment Officer and Director, is our founder since May 2024. He was appointed to act as the Interim Chief Financial officer to the Company effective March 30, 2026. For the past 20 years, Brian has been an investor and advisor to companies around the globe. He is the founder of Caro Partners, LLC, a financial consulting firm specializing in assisting emerging growth companies primarily in the sub- $100 million space and has worked with hundreds of companies in dozens of countries over the last 25 years. He also served on the board of directors of The Learning Center at the Els Center of Excellence–a school for children with autism in Jupiter, Florida from its opening until 2023. Mr. John founded and was CEO of Jupiter Wellness, now Safety Shot (NASDAQ: SHOT), He purchased SRM Entertainment in 2021 that now trades (NASDAQ: SRM) and was the CEO OF Jupiter Wellness Acquisition Corp NASDAQ: JWAC now CJET). Mr. John was appointed due to his proven track record in driving business growth, his entrepreneurial spirit, and his ability to navigate complex financial landscapes. His deep understanding of markets and his experience in successfully launching and managing publicly traded companies make him uniquely qualified to lead the company’s strategic initiatives.

Dr. Glynn Wilson, Chief Executive Officer and Director, has served as our director since March 26, 2024. Mr. Wilson was appointed our Chief Executive Officer in April 1, 2024. Dr. Wilson previously served as a Director of TapImmune, Inc. from February 2005 until October 2018 and as Chief Executive Officer from July 2009 through September 2017 until its merger with Marker Therapeutics. Dr. Wilson also served as President of Auriga Laboratories, Inc. from June 1, 2005 through March 13, 2006, and as Chief Scientific Officer from March 13, 2016 through August 25, 2006. He was the Chief Scientific Officer at Tacora Corporation from 1994 to 1997 and was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998. Dr. Wilson was Research Area Head, Cell and Molecular Biology in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals from 1984-1989 and Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994. He was an Assistant Professor at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979. Dr. Wilson was appointed as CEO due to his demonstrated success in leading public companies and approach to transforming scientific innovation into market-ready solutions. His ability to lead both scientific teams and corporate strategies ensures that the company can capitalize on its innovations and navigate complex regulatory and market environments, making him ideally suited to drive the company’s growth and operational success.

Dr. Hector Alila, Director, has served as one of our directors since March 27, 2024. Dr. Alila brings 30 years of demonstrated scientific experience in product development and successful management leadership in biopharmaceutical industry. He is the Founding President and Chief Executive Officer of Esperance Pharmaceutical Inc., a clinical stage biopharmaceutical company that has successfully developed novel targeted cancer therapeutics currently in clinical development. Dr. Alila founded Esperance Pharmaceutical, Inc. in 2006. Prior to Esperance, Dr. Alila served as Senior Vice President of Drug Development at Protalex, Inc., where he led the development of a drug currently in clinical trials for treatment of autoimmune diseases. He was previously Vice President of Product Development at Cell Pathways, Inc., where he was responsible for the development cancer drugs, and a director of Biology/pharmacology at GeneMedicine, Inc., where he led product development of gene medicines. He also held several research, product development and management positions at SmithKline Beecham Pharmaceuticals. He obtained his Ph.D. in physiology and immunology from Cornell University. Dr. Alila was appointed to the board because of his exceptional expertise in drug development and his work in the field of cancer therapeutics. His leadership in advancing breakthrough biopharmaceutical innovations from concept to clinical trials, along with his strategic insight into both research and commercial development, brings invaluable experience to guide the company’s growth.

Christopher Galeta, Director, has served as one of our directors since May 20, 2025. He has been a member of Florida Bar for the past 27 years. He is admitted to practice in all Courts in the State of Florida and the United States District Court Southern District of Florida. His career began defending insureds for many of the largest insurance companies in Florida and nationally. He went on the work as Associate Counsel for Travelers Insurance Company and GEICO Insurance Company. He moved into private practice where he continued to litigate liability claims for major insurance carriers. His practice expanded to include property, business, commercial litigation; and representation of individuals injured because of another’s negligence. In 2012, Mr. Galeta started Christopher M. Galeta P.A., where he continued to focus on the same areas of law. In 2018, Mr. Galeta opened Ocean View Title & Escrow in Palm Beach Gardens, Florida that serves residential and commercial markets. His law practice now includes representation of individual/corporate buyers and sellers of commercial and residential properties, aircraft and pleasure marine craft. Mr. Galeta currently serves as in-house counsel for Off The Hook YS Inc. Mr. Galeta has been awarded the prestigious AV Preeminent Rating from Martindale Hubbell and included in Florida’s Legal Elite. He was selected to serve as a director because of his extensive legal experience with contracts and business agreements. His background in advising companies on contractual matters provides valuable perspective to the Board, and we believe his professional skills and judgment make him well-suited to serve as a director.

Christopher Melton, Director, has served as one of our directors since September 17, 2024. He has served as a specialist land acquisition advisor with SVN since 2019 and is a licensed real estate salesperson in the State of South Carolina and Georgia. Mr. Melton co-founded Callegro Investments in 2012 to invest in distressed master-planned communities. Mr. Melton also serves on several public and private boards, including Safe & Green Development and SRM Entertainment. From 2008 to 2012 Mr. Melton capitalized various media and retail ventures including Bestival and Any Old Iron. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014. Mr. Melton earned a certificate in cybersecurity for managers from MIT in 2021 and certificate in AI strategy from Cornell in 2023. Mr. Melton was appointed to the board due to his extensive investment experience, combined with his strong background in finance and portfolio management. As the Audit Chair, he brings critical oversight and governance experience, ensuring the integrity of the company’s financial reporting. His unique skill set in both public and private sectors, along with his strategic insights into emerging trends positions him as a key advisor to guide the company’s strategic direction and investment opportunities.

Family Relationships

There are no family relationships among any of our officers or directors.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

The following directors currently serve, or have served during the past five years, as directors of other entities that have securities registered under Section 12 of the Securities Exchange Act of 1934 or are otherwise subject to the reporting requirements of the Exchange Act. Mr. John serves as a member of the board of directors and chief executive officer of Off The Hook YS Inc. Dr. Glynn Wilson currently serves as a director of Cadrenal Therapeutics, Inc. and previously served as a director of Jupiter Wellness Inc. from 2019 to 2024. Mr. Melton currently serves as a director of RenX Enterprises Corp, Bonk Inc, Tron Inc, and JFB Construction Holdings. Mr. Alila previously served as a director of Jupiter Wellness Inc. from 2019 to 2024. None of the other directors currently serve, or have served during the past five years, as directors of any other issuers with a class of securities registered under Section 12 of the Exchange Act or otherwise subject to the reporting requirements of the Exchange Act.

Corporate Governance

Corporate governance refers to the policies and structure of the board of directors of a corporation, whose members are elected by and are accountable to the shareholders of the company. Corporate governance encourages establishing a reasonable degree of independence of the board from executive management and the adoption of policies to ensure the board recognizes the principles of good management. Our Board is committed to sound corporate governance practices, as such practices are both in the interests of shareholders and help to contribute to effective and efficient decision-making.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended December 31, 2025, were timely filed except for the following due to administrative oversight: Form 3s for all directors and officers were filed 5 calendar days later on November 14, 2025 after our registration statement on Form S-1 became automatically effective on October 30, 2025; Form 4 filed one business day late on December 16, 2025 reporting the issuance of the stock option grant of Dr. Hector Alila under the equity incentive plan on December 11, 2025.

Board of Directors

Our Board is responsible for the stewardship of the Company, overseeing management and the enhancement of shareholder value. The Board is responsible for:

(a)	adopting a strategic plan for the Company and reviewing the plan in light of management’s assessment of emerging trends, the competitive environment, the opportunities for the business of the Company, risk issues, and significant business practices and products;

(b)	ensuring that the risk management of the Company is prudently addressed;

(c)	reviewing the Company’s approach to human resource management and overseeing succession planning for management;

(d)	reviewing the Company’s approach to corporate governance, including an evaluation of the adequacy of the mandate of the Board, director independence standards and compliance with the Company’s Code of Business Conduct and Ethics and;

(e)	upholding a comprehensive policy for communications with shareholders and the public at large.

The frequency of meetings of the Board and the nature of agenda items may change from year to year depending upon the activities of Caring Brands. Our board of directors intend to meet at least quarterly and at each meeting there is a review of the business of Caring Brands.

Our Board facilitate its exercise of independent supervision over the Company’s management through meetings of the board held for the purposes of obtaining an update on significant corporate activities and plans, both with and without members of the Company’s management being in attendance.

Board Composition; Independence

The NASDAQ listing standards require that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Christopher Melton, Christopher Galeta and Dr. Hector Alila, are considered to be independent. Our Board currently consists of five directors, three of whom are independent.

Board Committees

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and its standing committees. As of the date hereof, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee consists of Messrs. Melton, Galeta and Alila with Mr. Melton serving as the chairman. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm

Compensation Committee

Our compensation committee consists of Messrs. Galeta, Alila and Melton with Mr. Alila serving as the chairman. The functions of the compensation committee will include:

●	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;

●	reviewing and recommending that our Board approve the compensation of our directors;

●	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	selecting independent compensation consultants and assessing conflict of interest compensation advisers;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Galeta, Alila and Melton with Mr. Galeta serving as the chairman.

The functions of the nominating and governance committee will include:

●	identifying and recommending candidates for membership on our Board;

●	including nominees recommended by stockholders;

●	reviewing and recommending the composition of our committees;

●	overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and

●	making recommendations to our Board concerning governance matters.

The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face our general risk management strategy, and also ensures that risks we undertake are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Our bylaws provide our Board with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. The Board currently separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. Our Chief Executive Officer, who is also a member of our Board, is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for the Board meetings, presides over meetings of the Board and tries to reach a consensus on Board decisions. Although these roles are currently separate, the Board believes it should be able to freely select the Chairman of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chairman of the Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, applicable to all of our directors, officers, employees and all persons performing similar functions. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

Corporate Governance Guidelines

We have adopted a corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of our securities and is applicable to our directors, officers, employees, and other covered persons. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets out the compensation paid or payable to the Named Executive Officers (“NEO”) of the Company during the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Glynn Wilson	2025	$170,486		195,029					$365,515
Chief Executive Officer	2024	$165,000	-	-	-	-	-	-	165,000

Markita Russell	2025	$-	-	-	-	-	-	-	-
Former Chief Financial Officer**	2024	$-	-	-	-	-	-	-	-

Tyler Moore	2025	$83,958		339,000					422,958
Former Chief Financial Officer***	2024	$-	-	-	-	-	-	-	-

Brian S John	2025	$175,626	-	-	58,558	-	-	-	$234,184
Executive Chairman, Chief Investment Officer and Interim Chief Financial Officer#	2024	$137,500	-	-	-	-	-	-	137,500

** Ms. Russell resigned as Chief Financial Officer of the Company, effective September 4, 2025.

*** Mr. Moore was appointed as the Chief Financial Officer on September 4, 2025 and resigned effective January 5, 2026.

# Mr. Brian John was appointed to serve as the Interim Chief Financial Officer effective March 30, 2026.

Director Compensation

On December 11, 2025, each of our three independent directors was granted an option to purchase up to 25,000 shares of common stock under the Company’s Equity Incentive Plan. These option grants were made as compensation for board service.

2024 and 2025 NEO and non-NEO Compensation

During the year ended December 31, 2024, the Company paid $302,500 to NEOs and $135,480 was paid to non-NEOs (other employees).

During the year ended December 31, 2025, the Company paid $1,022,657 to NEOs and $207,000 was paid to non-NEOs (other employees).

Employment Agreements

As of the date of this annual report the Company has two employment agreements as follows:

Dr. Glynn Wilson – Chief Executive Officer

On April 1, 2024, we entered into a written employment agreement with Dr. Glynn Wilson, pursuant to which Dr. Wilson shall serve as our Chief Executive Officer (the “Wilson Employment Agreement”). The Wilson Employment Agreement has an initial term of two (2) years and shall automatically renew for two (2) year periods unless otherwise terminated by either party. Dr. Wilson shall be paid a base salary of $250,000 annually, of which $75,000 will accrue until the company completes its IPO listing. The base salary shall increase by 10% for each calendar year thereafter. Dr. Wilson shall also be entitled to discretionary bonus payments based on targets established by mutual agreement, with the bonus amount to be determined by the compensation committee. The agreement also provides that Dr. Wilson will be eligible for annual cost of living adjustments based on the Consumer Price Index, participation in the company’s stock option or restricted stock programs, and standard company benefits including health insurance and 401(k).

In the event of termination by the Company without cause, Dr. Wilson is entitled to receive six months of base salary as severance pay, reimbursement of insurance premiums for six months, and a pro-rata portion of any annual incentive bonus for the fiscal year in which termination occurs. These same benefits apply in the event of a change of control resulting in loss of employment.

Brian John – Chairman, Interim Chief Financial Officer and Chief Investment Officer

On April 1, 2024, we entered into a written employment agreement with Brian John, pursuant to which Mr. John shall serve as our Chief Investment Officer (the “John Employment Agreement”). The John Employment Agreement has an initial term of two (2) years and shall automatically renew for two (2) year periods unless otherwise terminated by either party. Mr. John shall be paid a base salary of $250,000 annually, of which $75,000 will accrue until the company completes its IPO listing. The base salary shall increase by 10% for each calendar year thereafter. Mr. John shall also be entitled to discretionary bonus payments based on targets established by mutual agreement, with the bonus amount to be determined by the compensation committee. The agreement also provides that Mr. John will be eligible for annual cost of living adjustments based on the Consumer Price Index, participation in the company’s stock option or restricted stock programs, and standard company benefits including health insurance and 401(k).

In the event of termination by the Company without cause, Mr. John is entitled to receive six months of base salary as severance pay, reimbursement of insurance premiums for six months, and a pro-rata portion of any annual incentive bonus for the fiscal year in which termination occurs. These same benefits apply in the event of a change of control resulting in loss of employment. Mr. John was also appointed by the Board as to act as Interim Chief Financial Officer of the Company effective March 30, 2026.

External Management Companies

The Company has not entered into any agreement with any external management company that employs or retains one or more of the NEOs or directors and, other than as disclosed below, the Company has not entered into any understanding, arrangement or agreement with any external management company to provide executive management services to the Company, directly or indirectly, in respect of which any compensation was paid by the Company.

Clawback Policy

We have adopted a Clawback Policy, in compliance with the SEC’s Rule 10D-1 of the Exchange Act and Nasdaq’s final Rule 5608. The Clawback Policy requires the repayment of certain erroneously awarded incentive-based compensation paid to any current or former executive officer, including our named executive officers, in connection with a restatement of financial statements if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. The Clawback Policy is filed as Exhibit 97 to this Annual Report.

Stock Options and Other Compensation Securities

During the year ended December 31, 2025 there was no exercise of options granted under the Stock Option Plan or other rights to acquire securities of the Company by NEOs or directors of the Company.

Equity Compensation Plan Information

The following table   sets forth information as of December 31, 2025 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by Stockholders	175,000	(1)	$1.19	(2)	209,050
Equity compensation plans not approved by Stockholders	-		-		-
Total	175,000	(1)	$1.9	(2)	209,050

(1)	Includes options outstanding under our Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

Equity Incentive Plan

On September 30, 2024, our Board and our stockholders approved our Equity Incentive Plan (the “Plan”), which reserved a total of 2,000,000 shares of common stock for grant of awards. The awards may generally be issued to officers, key employees, consultants and directors and include the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and performance units. During the year ended December 31, 2025, the Company granted awards under the Plan, including equity awards to certain executive officers. Information regarding these awards is included in the Summary Compensation Table in Item 11.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2025:

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of options /RSUs that have not vested (1)	Market value of shares or units of stock that have not vested ($)
Name	Exercisable	Unexercisable	Price	Date
Brian John	100,000	-	$1.2430	12/11/2030	100,000	$52,123

Glynn Wilson	-	-	$-	-	172,592	$176,453

Tyler Moore*	-	-	$-	-	300,000	$303,615

*Mr. Moore resigned as the Chief Financial Officer of the Company effective January 5, 2026.

Employment, Consulting and Management Agreements

As of the date hereof, other than as described above, the Company does not have any contract, agreement, plan or arrangement that provides for payments to the named executive officers (the “NEOs”) at, following, or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the Company or a change in a director or NEO’s responsibilities.

Pension Plan Benefits

The Company does not anticipate having any deferred compensation plan or pension plan that provides for payments or benefits at, following or in connection with retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table   sets forth certain information with respect to the beneficial ownership of our shares of common stock for:

●	each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
●	each of our directors,
●	each of our named executive officers, and
●	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, beneficial ownership includes any shares of common stock over which the individual has sole or shared voting power or investment power as well as any shares of common stock that the individual has the right to subscribe for within 60 days of March 30, 2026, through the exercise of any warrants or other rights. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power or the power to receive the economic benefit with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. None of the shareholders listed in the table are a broker-dealer or an affiliate of a broker dealer.

Applicable percentage ownership is based on 12,341,506 shares of common stock outstanding as of March 30, 2026. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Caring Brands, Inc., 130 S Indian River Drive, Suite 202 pbm# 1232, Fort Pierce, FL 34950.

Name	Shares beneficially owned	Percentage
Directors and Named Executive Officers
Dr. Glynn Wilson	500,000	4.1%
Brian S John	750,000	6.1%
Dr. Hector Alila	50,000	0.4%
Chritopher Galeta	-	-
Christopher Melton	-	-
All Directors and Officers as a group (5 persons)	1,300,000	10.6%
5% Shareholders
NovoDX	3,500,000	28.4%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions or series of transactions since our incorporation, to which we were or are to be a participant and in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2025 and 2024, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Prior to September 24, 2024, Caring Brands Florida was consolidated into Safety Shot’s financial statements as a majority-owned subsidiary of Safety Shot. Safety Shot continues to own approximately 16.96% of our outstanding Common Stock, and our financial results are no longer consolidated with Safety Shot for financial statement reporting purposes. As a result, Safety Shot no longer has the power acting alone to approve any action requiring the affirmative vote of a majority of the votes entitled to be cast and to elect all of our directors.

Caring Brands’s principal stockholder, has advanced funds to Caring Brand Florida to cover operations and other cash requirements as a wholly-owned subsidiary. At December 31, 2023, the amount of unpaid advance totaled $290,263 As part of the terms of the Separation and Exchange Agreement, Safety Shot waived the outstanding balance of $275,876 at September 24, 2024 (the Closing Date), and treated it as additional paid in capital.

During the period from our inception to the date herein, Caring Brands, Inc (Florida) advanced us $745 for incorporation and formation fees of Caring Brands (Nevada).

During the year ended year December 31, 2024, cash flow from financing activities were sufficient to cover operations and at December 31, 2024 we had $341,406 of working capital. In June and July 2025 respectively, the Company entered into short-term loans with Dr. Glynn Wilson, CEO, and Brian John, the chairman of the board, respectively, to provide short-term working capital funding to the business. The loans were for $50,000 and $25,000 respectively and are due on November 5, 2025, and December 24, 2025, respectively. Both loans have an 8% interest rate.

On September 24, 2024, we entered into the Separation and Exchange Agreement with Safety Shot to govern the separation of our business from Safety Shot. The material terms of such agreement with Safety Shot relating to our historical relationship, and our current relationship with Safety Shot are described below.

Nancy Torres was a Director of the Company until May 21, 2025 and is the CEO of NOVODX Corporation, a Delaware corporation (“NOVODX”). In May 2024, NOVODX participated in the Company’s private placement by acquiring 500,000 shares of the Company’s common stock for $500,000 cash, representing an approximate 4% equity ownership in the Company. In June, 2024, the Company invested $500,000 in NOVODX’s private placement to purchase 25,134 shares of NOVODX common stock representing less than 1% of NOVODX. On June 20, 2024, the Company entered into a Research Collaboration and Non-Exclusive License Agreement, as amended and restated on July 22, 2024 (the License Agreement”) with NOVODX. The agreements with NOVODX were terminated pursuant to a Settlement and Release Agreement dated March 10, 2026. Concurrent to the Settlement Agreement, the parties also entered into a stock purchase agreement effective March 19, 2026, pursuant to which stock purchase agreement, NovoDX agreed to sell to the Company and the Company agreed to purchase from NovoDX its holding of 3,500,000 shares of the Company’s common stock for an aggregate purchase price of $1,075,000 in cash.

We do not currently expect to enter into any additional agreements or other transactions with Safety Shot outside the ordinary course or with any of our directors, officers or other affiliates, other than those specified below. Any transactions with directors, officers or other affiliates will be subject to requirements of Sarbanes-Oxley and SEC rules and regulations.

Relationship with Safety Shot

Historical Relationship with Safety Shot

Prior to January 1, 2024, Safety Shot provided certain services to Caring Brands Florida on a limited basis. Safety Shot made no allocations of these costs to us. The services include accounting, insurance and shared facilities. Beginning January 1, 2024, the Company ceased using any services previously provided by Safety Shot, except for office space for three employees at no cost to the Company.

Safety Shot owned a majority of the issued and outstanding ordinary shares of Caring Brands Florida, which operated certain portions of Safety Shot’s wellness consumer products business (the “CB Business”) and owns all of the assets and liabilities related thereto.

As a public reporting company, we have established procedures and practices as a stand-alone public company in order to comply with our obligations under the Exchange Act and related rules and regulations. As a result, we now incur additional costs, including, investor relations, stock administration and regulatory compliance costs.

Arrangements Between Safety Shot and Our Company

We and Safety Shot entered into the Separation and Exchange Agreement that governs the separation of our business from Safety Shot, provides a framework for our relationship with Safety Shot after the separation and provides for the allocation between us and Safety Shot of Safety Shot’s assets, liabilities and obligations attributable to periods prior to, at and after our separation from Safety Shot, as well as certain indemnification arrangements.

The material terms of the Separation and Exchange Agreement are summarized below.

When used in this section, “separation date” refers to the date on which we and Safety Shot effected the Business Transfer to contribute the Caring Brands business to us.

Safety Shot Related Party Transactions

Prior to the separation, we had a general policy that all material transactions with a related party, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, were subject to prior review and approval by our Audit Committee and its independent members, who determined whether such transactions or proposals were fair and reasonable to Caring Brands and its stockholders. In general, potential related-party transactions were identified by our management and discussed with our Audit Committee at its meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, were provided to our Audit Committee with respect to each issue under consideration, and decisions will be made by our Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, our Audit Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors.

After the distribution, certain of our directors and officers will continue to own stock and/or stock options or other equity awards of Safety Shot. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and for Safety Shot and its subsidiaries. The Company has continued with its policy of obtaining audit committee approval for any related party transactions.

In addition, the Company may engage in material business transactions with Safety Shot.

Exchange Agreement

On September 24, 2024, we entered into the Separation and Exchange Agreement with Safety Shot, which sets forth the agreement between us and Safety Shot to effect our separation from Safety Shot.

The Separation

●	On March 15, 2024, Safety Shot acquired 3,000,000 shares of our Common Stock (representing 22.83% of our outstanding common stock post-exchange);

●	in exchange for all of the issued and outstanding ordinary shares of Caring Brand Florida owned by Safety Shot, the Company assumed all the expenses related to the CB Business;

●	Currently both the Company and Safety Shot share the same office premises and related facilities. Safety Shot agrees that the Company may maintain its presence at the current office location until such time as it is mutually agreed that the Company requires its own office and facilities, or the Parties agree on a monthly sub-lease arrangement; and

●	The separation agreement was effective on September 24, 2024.

Intellectual Property Matters

All intellectual property is currently licensed in the name of Caring Brands, Inc.

Distribution

On September 19, 2025, we and Safety Shot executed Amendment No. 1 to the Separation and Exchange Agreement (the “Amendment”), which eliminated the previously contemplated distribution of shares of our Common Stock to Safety Shot’s stockholders. As a result, no distribution or spin-off to Safety Shot stockholders occurred. Our organizational structure following the Separation completed on September 24, 2024 was not affected by the Amendment.

Indemnification

In addition, the Separation and Exchange Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Safety Shot’s business with Safety Shot. Specifically, each party will indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and their respective officers, directors, employees and agents (collectively, the “indemnified parties”) for any losses arising out of or otherwise in connection with:

●	the liabilities that each such party assumed or retained pursuant to the Separation and Exchange Agreement (which, in our case, would include the Caring Brands Liabilities and, in the case of Safety Shot, would include the Safety Shot Liabilities) and the other transaction agreements;

●	the failure of Safety Shot or us to pay, perform or otherwise promptly discharge any of the Safety Shot Liabilities or the Caring Brands Liabilities, respectively, in accordance with their terms, whether prior to, at or after the separation;

●	any breach by such party of the Separation and Exchange Agreement or the other transaction agreements (other than the intellectual property rights cross-license agreement, which specifies the parties’ obligations therein); and

●	except to the extent relating to any Caring Brands Liability, in the case of Safety Shot, or a Safety Shot Liability, in our case, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of Safety Shot or us, respectively.

Director Independence

Information regarding the independence of directors is disclosed above under Item 10 under the heading “The Board and Committees” and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The aggregate fees and expenses incurred from our principal accounting firm, M&K CPAS, PLLC, for fiscal years ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees	$64,710	$45,650
Audit related fees	-	-
Tax fee
All other fee
Total Fees	$64,710	$45,650

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimums non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements (i.e. consents and comfort letters associated with offerings) and are not reported under “Audit Fees.”

During 2025 and 2024, there were no fees paid to our principal accountants in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. No other fees were billed by principal accountants for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by principal accountants during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by principal accountants in 2025 or 2024.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

PART IV

Item 15. Exhibit and Financial Disclosures

(a)(1) List of Financial statements included in Part II hereof:

(a)(2) List of Financial Statement schedules included in Part IV hereof:

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.1	Underwriting Agreement, dated November 12, 2025, by and between the Company and D. Boral Capital LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2025).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
3.4	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
3.5	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2026).
3.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
4.1	Form of Common Stock Purchase Warrant (included as Exhibit A to the Bridge Financing - Form of Securities Purchase Agreement at Exhibit 10.10, and incorporated by reference herein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
4.2	Form of Underwriter Warrant (included (included as Exhibit A to the Underwriting Agreement at Exhibit 1.1, and incorporated by reference herein) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2025).
4.3	Common Stock Purchase Warrant dated August 6, 2025 issued to Greentree Financial Group Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
4.4	Common Stock Purchase Warrant A (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
4.5*	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.2	Amended and Restated Research Collaboration and Non-Exclusive License Agreement dated July 22, 2024, by and between the Company and NovoDX Corporation (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.3	Employment Agreement with Dr. Glynn Wilson, dated April 1, 2024 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.4	Employment Agreement with Brian John, dated April 1, 2024 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.5	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.6	Form of Separation and Exchange Agreement dated September 24, 2024, by and between the Company and Safety Shot (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.7	Cosmofix and San Pellegrino Cosmetics License Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.8	Taisho License Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.9	Manufacturing agreement with Sanpellegrino Cosmetics Pvt. Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.10	Bridge Financing – Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.11	Lease (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.12	Sales Agent Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.13	Form of Securities Purchase Agreement (April 2025 issuance). (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.14	Consulting Agreement dated July 15, 2025 by and between the Company and Tyler Moore (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.15	Consulting Agreement dated June 20, 2025 by and between the Company and Genesis One Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.16	Letter Agreement dated August 15, 2025, by and between the Company and Corporate Profile LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.17	Loan Agreement dated August 6, 2025, by and between the Company and Greentree Financial Group Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.18	Convertible Promissory Note dated August 6, 2025, issued by the Company to Greentree Financial Group Inc. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.19	Service Agreement dated August 4, 2025, by and between the Company and Greentree Financial Group, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.20	Loan Agreement dated July 24, 2025, by and between the Company and Brian John. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.21	Loan Agreement dated June 5, 2025, by and between the Company and Glynn Wilson. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.22	Employment Agreement with Tyler Moore, dated September 4, 2025 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.23	Amendment No. 1 dated September 19, 2025, to the Separation and Exchange Agreement dated September 24, 2024 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
10.24	License Agreement, dated December 31, 2025, by and between the Company and Itonis Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2026).
10.25	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
10.26	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
10.27	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
14.2	Corporate Governance Guidelines (incorporated by reference to Exhibit 14.2 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
21*	List of Subsidiaries
24.1*	Power of Attorney (included in signature page to this annual report)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Interim Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
99.2	Nomination and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 filed with the SEC on October 10, 2025).

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

The Company has elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caring Brands, Inc.

Dated: March 31, 2026	By:	/s/ Dr. Glynn Wilson
	Name:	Dr. Glynn Wilson
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Glynn Wilson and Brian S John and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Dr. Glynn Wilson	Chief Executive Officer	March 31, 2026
Dr. Glynn Wilson	(Principal Executive Officer)

/s/ Brian S John	Interim Chief Financial Officer and Chairman of the Board	March 31, 2026
Brian S John	(Principal Accounting and Financial Officer)

/s/ Dr. Hector Alila	Director	March 31, 2026
Dr. Hector Alila

/s/ Christopher Galeta	Director	March 31, 2026
Christopher Galeta

/s/ Christopher Melton	Director	March 31, 2026
Christopher Melton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Caring Brands, Inc (a Nevada Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caring Brands, Inc (a Nevada Corporation) (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 1 to the accompanying financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, Texas

March 31, 2026

Caring Brands Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,189,232	$468,998
Inventory, net	12,807	13,689
Prepaid expenses and other current assets	124,779	44,794
TOTAL CURRENT ASSETS	2,326,818	527,481

NON-CURRENT ASSETS
Intellectual property, net, a related party	-	2,850,000
Investment in NovoDX, a related party	-	500,000
TOTAL NON-CURRENT ASSETS	-	3,350,000

TOTAL ASSETS	$2,326,818	$3,877,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	170,351	169,432
Accrued expenses and other current liabilities	6,493	16,673
TOTAL CURRENT LIABILITIES	176,844	186,105

Long-term debt, net	58,650	-
TOTAL NON CURRENT LIABILITIES	58,650	-

TOTAL LIABILITIES	$235,494	$186,105

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value of $0.001 per share; 1,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of December 31, 2025 and 2024; 14,761,925, and 13,110,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	14,762	13,110
Additional paid-in capital	9,135,341	4,541,057
Common stock payable	83,003	-
Subscription receivable	(800)	-
Accumulated deficit	(7,140,982)	(862,791)
TOTAL STOCKHOLDERS’ EQUITY	2,091,324	3,691,376

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,326,818	$3,877,481

The accompanying notes are an integral part of these consolidated financial statements.

*Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

Caring Brands Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31, 2025	Predecessor From January 1 to September 24, 2024	Successor From September 25 to December 31, 2024

Revenue	$4,215	$-	$465
Cost of revenue	1,873	-	2,072
Gross profit	2,342	-	(1,607)

Selling, general and administrative expenses	147,694	76,872	26,462
Payroll expense	2,008,394	334,644	578,100
Professional service fees	931,279	243,057	116,652
Impairment loss on Intellectual property	2,550,000	-	-
Depreciation and amortization	300,000	-	150,000
Total operating expenses	5,937,367	654,573	871,214

Operating loss	(5,935,025)	(654,573)	(872,821)

Other income (loss)	1,000	-	-
Impairment loss on investment	(500,000)	-	-
Gain on debt settlement	175,000	-	-
Interest income (expense), net	(19,166)	(67)	10,030
Total other income (expense)	(343,166)	(67)	10,030

Net loss	$(6,278,191)	$(654,640)	$(862,791)

Net loss per share:
Basic	$(0.46)	N/A	$(0.07)
Diluted	$(0.46)	N/A	$(0.07)
Weighted average shares outstanding:
Basic	13,565,096	N/A	13,089,592
Diluted	13,565,096	N/A	13,089,592

The accompanying notes are an integral part of these consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Additional	Common			Total
	Common Stock		Paid-in	stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	payable	Receivable	deficit	Equity

Balance as of January 1, 2024 (Predecessor)	-	-	-	-	-	(265,774)	(265,774)
Net loss	-	-	-	-	-	(654,640)	(654,640)
Balance as of September 24, 2024	-	-	-	-	-	(920,414)	(920,414)

Balance as of September 25, 2024 (Successor)	-	-	-	-	-	(920,414)	(920,414)

Net book value of assets and liabilities acquired	12,710,000	12,710	4,141,457	-	-	920,414	5,074,581
Shares issued for services	400,000	400	399,600	-	-	-	400,000
Net loss	-	-	-	-	-	(862,791)	(862,791)
Balance, December 31, 2024	13,110,000	13,110	4,541,057	-	-	(862,791)	3,691,376

Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	1,000,000	1,000	3,234,692	-	-	-	3,235,692
Shares sold on subscription	200	-	800	-	(800)	-	-
Shares issued for cash	1,725	2	6,798	-	-	-	6,800
Shares issued for services	625,000	625	1,006,375	-	-	-	1,007,000
Common stock payable for services	-	-	-	83,003	-	-	83,003
Common stock issued for debt	25,000	25	43,725	-	-	-	43,750
Warrants issued for debt	-	-	74,267	-	-	-	74,267
Restricted stock-based compensation	-	-	97,422	-	-	-	97,422
Stock option compensation	-	-	51,225	-	-	-	51,225
Forgiveness of debt by a related party	-	-	78,980	-	-	-	78,980
Net loss	-	-	-	-	-	(6,278,191)	(6,278,191)
Balance, December 31, 2025	14,761,925	14,762	9,135,341	83,003	(800)	(7,140,982)	2,091,324

The accompanying notes are an integral part of these consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2025	Predecessor January 1, 2024 to September 24, 2024	Successor September 25, 2024 to December 31, 2024

Cash flows from operating activities:
Net loss	$(6,278,191)	$(654,640)	$(862,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,000	-	150,000
Impairment loss on Intellectual property	2,550,000	-	-
Loss on investment	500,000	-	-
Amortization of debt discounts	6,667	-	-
Stock based compensation	1,238,650	-	400,000
Gain on debt settlement	175,000	-	-
Changes in operating assets and liabilities:
Inventory, net	882	-	-
Accounts receivable	-	354	-
Prepaid expenses and other current assets	(79,985)	(43,775)	8,627
Accounts payable	(95,101)	139,502	1,379
Accrued expenses and other current liabilities	(10,180)	6,816	30,537
Net cash used in operating activities	(1,692,258)	(551,743)	(272,248)

Cash flows from investing activities:
Cash acquired in reverse merger	-	-	608,596
Net cash provided by investing activities	-	-	608,596

Cash flows from financing activities:
Proceeds from initial public offering	3,235,692	-	-
Proceeds from Convertible notes	170,000	-	-
Proceeds from related party debt	120,000	666,232	-
Repayments of related party debt	(120,000)	-	-
Proceeds from sale of stock	6,800	-	-
Net cash provided by financing activities	$3,412,492	$666,232	$-

Net change in cash and cash equivalents	1,720,234	114,489	336,348

Cash and cash equivalents, beginning of period	468,998	18,161	132,650

Cash and cash equivalents, end of period	$2,189,232	$132,650	$468,998

Non-cash investing and financing activities:
Shares sold on subscription	$800	$-	$-
Settlement of related party debt	$78,980	$-	$-
Discounts on convertible promissory notes	$118,017	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Caring Brands, Inc. and subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Organization and Business Operations

Caring Brands, Inc. (the “Company”) is a Nevada corporation and was incorporated on April 24, 2024. On September 24, 2024, the Company entered into a separation and exchange agreement with Safety Shot, Inc. (“Shot”) pursuant to which, Shot exchanged its right, title and interest in and to Caring Brands, Inc., a Florida corporation (“CB FL”), free and clear of all liens and encumbrances, and in exchange thereof, the Company accepted and agreed to assume all obligations of CB FL (see Note 2 – Basis of Presentation and Note 9 – Acquisition of Caring Brands, Inc. a Florida corporation). The Company’s principal business is the over-the-counter and prescription-grade health and wellness products.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended December 31, 2025, the Company incurred a net loss of $6,278,191 and used $1,692,258 of cash in operating activities. As of December 31, 2025, the Company had cash and cash equivalents of $2,189,232 and an accumulated deficit of approximately $7,140,982. The Company has generated minimal revenues to date and continues to incur operating losses as it advances its business plan.

Although the Company completed its initial public offering in November 2025, generating net proceeds of approximately $3,235,692, its ability to continue as a going concern is dependent upon its ability to generate revenues and/or obtain additional financing.

Management believes that existing cash resources will be sufficient to fund operations for at least the next twelve months; however, there can be no assurance that additional capital will not be required. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The financial statements include: (i) the consolidated balance sheets of Caring Brands, Inc. (Nevada) (the “Successor”) as of December 31, 2025 and December 31, 2024, (ii) the statements of operations for the year ended December 31, 2025 for the Successor and from January 1 to September 24, 2024 for Caring Brands (Florida) (“Predecessor”) and from September 25, 2024 to December 31,2024 for the Successor, (iii) the statement of shareholders’ equity and the statement of cash flows for the year ended December 31, 2025 for the Successor and from January 1 to September 24, 2024 for Predecessor and from September 25, 2024 to December 31,2024 for the Successor. All intercompany balances and transactions have been eliminated in consolidation.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of $250,000, which is currently the maximum amount insured by the FDIC for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

Inventory

Inventories will be stated at the lower of cost or market. The Company will periodically review the value of items in inventory and provide write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Net Loss Per Share

Net loss per share is computed pursuant to section ASC 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations, as the impact of the potential shares of Common Stock would be to decrease the loss per share.

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

As of December 31, 2025, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet.

Equity Investments

The Company elected to record equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Equity investments in privately held companies accounted for using the measurement alternative are subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these equity securities.

Intellectual Property

Intellectual property, including license agreements, is recorded at cost and amortized over its estimated useful life using the straight-line method. The Company evaluates its intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, in accordance with ASC 360.

During the year ended December 31, 2025, the Company identified impairment indicators related to its intellectual property, including ongoing litigation involving the licensor, lack of development or commercialization activities, and significant uncertainty regarding the Company’s ability to utilize the licensed technology.

Based on management’s assessment, the Company determined that the carrying amount of the intellectual property was not recoverable, as the expected undiscounted future cash flows were insufficient to recover its carrying value. Accordingly, the Company recorded a full impairment charge to write down the intellectual property to its estimated fair value of zero as of December 31, 2025.

No impairment charge was recorded for the year ended December 31, 2024.

Useful Life
Intellectual Property	10 years

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

Research and development costs were $0 and $39,558 for the years ended December 31, 2025 and December 31, 2024 (Predecessor and Successor), respectively. Research and development costs for the Predecessor period from January 1, 2024 through September 24, 2024 were $39,558, and for the Successor period from September 25, 2024 through December 31, 2024 were $0.

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

Income Taxes

Prior to the separation of the Company from its then parent (see Note – 9), the Company was included as a wholly-owned subsidiary of Safety Shot, Inc., and as such, the Company followed the guidance under ASC 740-10-30-27 to account for income taxes using the separate return approach. The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company incurred losses of $6,278,191 and $1,517,431 for the years ended December 31, 2025 and December 31, 2024 (Predecessor and Successor), respectively. Net loss for the Predecessor period from January 1, 2024 through September 24, 2024 was $654,640, and for the Successor period from September 25, 2024 through December 31, 2024 was $862,791. Using a 21% tax rate at the balance sheet date, the Company’s deferred tax asset as of December 31, 2025 and December 31, 2024 would be $1,499,644, and $181,186 respectively with a valuation allowance of $1,499,644 and $181,186.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires additional disclosures, in the notes to financial statements, of specified information about certain costs and expenses included in the captions presented on the face of the income statement. The new guidance is effective for the Company’s annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2024-03 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, ASU No. 2025-04 clarifies that the guidance in ASC 606 on the variable consideration constraints does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). ASU No. 2025-04 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 12, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

Note 3 - Cash and cash equivalents

As of December 31, 2025 and December 31, 2024, the Company had a cash balance of $2,189,232 and $468,998 respectively.

Note 4 - Intangible assets

On June 18, 2024, the Company entered into a License Agreement with NovoDX Corporation, a related party, to license the NovoDX’s GoldNTM Ebola Rapid Diagnostic Test to market and sell the Licensed Product within the commercial field, which was Amended and Restated on July 22, 2024. In consideration for the License, the Company issued 3,000,000 shares of its restricted common stock to NovoDX. The shares were issued at $1.00 per share, the same price as the private placement offering and are being amortized over a 10-year period. During the year ended December 31, 2025, the Company identified impairment indicators and recorded a full impairment charge to write down the carrying amount of the licensed intellectual property to zero.

As of December 31, 2025 the Company had the following intangible asset balances:

	Estimated useful life	Gross carrying amount	Accumulated amortization	Impairment Loss	Net carrying amount
Intellectual property - license	10 years	$3,000,000	$(450,000)	$(2,550,000)	$-
Total intangibles		$3,000,000	$(450,000)	$(2,550,000)	$-

As of December 31, 2024 the Company had the following intangible asset balances:

	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property - license	10 years	$3,000,000	$(150,000)	$2,850,000
Total		$3,000,000	$(150,000)	$2,850,000

Amortization expense was $300,000 and $150,000 for the years ended December 31, 2025 and December 31, 2024 (Predecessor and Successor), respectively. Amortization expense for the Predecessor period from January 1, 2024 through September 24, 2024 was $0, and for the Successor period from September 25, 2024 through December 31, 2024 was $150,000. Impairment Loss was $2,550,000 and nil for the years ended December 31, 2025 and December 31, 2024 (Predecessor and Successor), respectively.

Note 5 - Investment in NovoDX, a Related Party

On May 14, 2024, the Company purchased 25,134 shares of NovoDX Corporation’s restricted common stock for $500,000. NovoDX is a diagnostic company, focusing on health products related to rapid diagnostic screenings and their companion therapeutics. NovoDX is researching and developing rapid diagnostic devices for Over the Counter and Point of Care with the focus on manufacturing, marketing and selling, directly and indirectly, those devices for at home diagnostic screening use. The investment in NovoDX Corporation’s restricted common stock (25,134 shares purchased for $500,000), representing less than 1% of the outstanding shares of NovoDX, is recorded at cost and the carrying value is adjusted to fair market value for each reporting period. We have chosen the fair value option to account for investment in NovoDX Corporation in accordance with ASC 321. The Company had an independent valuation completed as of October 4, 2024. The valuation focused on the market approach. The valuation concluded that the recent equity transactions at $19.89 per share were the best indicator of fair value (total value of $500,000).

During the year ended December 31, 2025, the Company identified impairment indicators related to the investment, including ongoing litigation, uncertainty surrounding the underlying technology, and lack of operational and commercialization activities. Based on management’s qualitative assessment under ASC 321, the Company determined that the fair value of the investment was less than its carrying amount and recorded a full loss on investment of $500,000, writing down the investment to zero as of December 31, 2025.

Note 6 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 31, 2025 and December 31, 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Accrued payroll and payroll taxes	$1,749	$16,673
Accrued interest	4,744	-
Total	$6,493	$16,673

Note 7 - Debt

The Company’s outstanding debt as of December 31, 2025 and 2024, consisted of the following:

	December 31, 2025	December 31, 2024
Term loan	$200,000	$-
Total debt	200,000	-
Less: deferred financing fee	(141,350)	-
Total debt, net of issuance costs	58,650	-
Less: current portion	-	-
Long-term portion of debt	$58,650	$-

Term Loan

On August 6, 2025, the Company entered into a convertible promissory note for the amount of $200,000 with Greentree Financial Group, Inc (“Greentree Promissory Note”). The Greentree Promissory Note has an annual interest rate of 10% and the Greentree Promissory Note can be drawn in up to four tranches with the maturity date being five years from the date the respective tranche was drawn. The term of the agreement allows Greentree Financial Group, Inc. to convert all outstanding note balances, plus any outstanding interest charges and late fees, into our shares of Common Stock at a conversion price of $2.00 per share, or the latest sale price of Common Stock, whichever is less. The loan includes a 10% original issue discount, a one-time legal fee of $10,000, and a one-time grant of 25,000 shares of common stock. The common stock was issued to Greentree Financial Group, Inc. as of the date of the contract, with a fair value of $1.75 per share and was recorded as a deferred financing fee. We also issued 200,000 warrants to purchase shares of Common Stock with an exercise price of $4.00 per share. The warrants issued under the Greentree Promissory Note expire on August 6, 2030. As of December 31, 2025, we have drawn $200,000 on the Greentree Promissory Note to pay for working capital needs of the business and the shares of common stock have not been issued. The Company drew two $60,000 tranches and one $80,000 on the Greentree Promissory Note on August 13, 2025, September 12, 2025 and October 15, 2025, respectively. The maturity dates for these tranches are August 12, 2030, September 11, 2030, and October 14, 2030, respectively. Included in the issuance of this debt were discounts related to stock issued with a fair market value of $43,750 and an original issue discount of $30,000. The warrants had a fair value of $155,154, and $74,267 was recorded as a debt discount and is being amortized to interest expense over the term of the note.

Related Party Notes Payable

On June 5, 2025, we entered into a short-term loan agreement with our CEO, Dr. Glynn Wilson, to provide short-term working capital funding to the business. The loan is for an aggregate of $50,000, due on November 5, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of December 31, 2025.

On July 24, 2025, we entered into a short-term loan agreement with our Chairman of the Board, Mr. Brian John, to provide short-term working capital funding to the business. The loan is for an aggregate of $25,000, due on December 24, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of December 31, 2025.

Loan with Safety Shot, a Related Party

During 2024, Safety Shot, a related party and significant shareholder of the Company, paid certain operating expenses on behalf of the Company totaling $78,980. These payments were initially recorded as a payable to the related party. During the year ended December 31, 2025, Safety Shot waived its right to reimbursement of these amounts. As a result, the Company recognized settlement of related party obligations of $78,980 as additional paid in capital for the year ended December 31, 2025. As of December 31, 2025, no amounts remain outstanding related to these transactions.

Related Party Short-Term Loan

On November 6, 2025, the Company entered a Short-Term Loan agreement with Caro Partners (the “Lender”). The Lender advanced funds to the Company in the principal amount of Forty-Five Thousand Dollars ($45,000) to assist the Company on a short-term basis to assist the Company with short-term working capital needs related to expenses associated with the Company’s NASDAQ uplisting process. The full principal amount of $45,000 was repaid to the Lender on November 19, 2025.

Note 8 - Commitments and contingencies

Legal contingencies

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. The Company is not currently aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position.

Note 9 - Acquisition of Caring Brands, Inc., a Florida Corporation – a Related Party

On September 24, 2024, the Successor entered into a separation and exchange agreement with Safety Shot, Inc., a related part, (“Shot”) pursuant to which, Shot exchanged its right, title and interest in and to Caring Brands, Inc., a Florida corporation (the “Predecessor”), free and clear of all liens and encumbrances, and in exchange thereof, the Successor paid no cash or other asset consideration; however, the Successor agreed to assume all future obligations of the Predecessor. The separation has been accounted for as a related party transaction in which the assets and liabilities are recorded at their respective historical value. The assets and liabilities assumed in the transaction are as follows:

Cash	$132,650
Prepaid expenses	48,175
Total Assets	180,825

Accounts payable	$160,167
Accrued liabilities	7,885
Intercompany debt	657,311
Total liabilities	825,363

Net book value	$(644,538)

The following unaudited pro forma statement of operations for the year ended December 31, 2024, reflects the separation pursuant to the Separation Agreement, as if it occurred on January 1, 2024.

			Pro Forma
	Successor	Predecessor	Adjustments	Pro Forma

Revenue	$465	$-	$-	$465
Cost of revenue	2,072	-	-	2,072
Gross profit	(1,607)	-	-	(1,607)
Operating expenses	871,214	654,573	-	1,525,787
Interest expense (income)	(10,030)	67	-	(9,963)
Net Income (loss)	$(862,791)	$(654,640)	$-	$(1,517,431)

Note 10 - Net income per share

The Company computes basic net income per share using the weighted-average number of shares of common stock outstanding. Diluted net income per share amounts are calculated using the treasury stock method for equity-based compensation awards. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method or if-converted method, as applicable.

As of December 31, 2025, the Company had the following potentially dilutive securities outstanding:

●	Convertible debt: 102,372 shares
●	Common stock payable: 56,667 shares
●	Warrants: 2,340,000 shares
●	Stock options: 175,000 shares
●	Restricted stock units: 822,592 shares

Potentially dilutive securities include convertible debt, common stock payable, warrants, stock options, and restricted stock units. For the year ended December 31, 2025, these instruments were excluded from the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations for the Successor entity:

	For the Year Ended December 31, 2025	Predecessor From January 1 to September 24, 2024	Successor From September 25 to December 31, 2024
Net loss	$(6,278,191)	$(654,640)	$(862,791)

Weighted-average common shares outstanding – basic and diluted	13,565,096	NA	13,089,592

Net loss per share:
Basic and diluted	$(0.46)	NA	$(0.07)

Note 11 - Equity

Common Stock – The Successor has 100,000,000 shares of Common Stock, par value $0.001 authorized and has issued 14,761,925 shares and 13,110,000 shares of its common stock as of December 31, 2025 and 2024. The changes to equity in the current period include:

●	7,600,000 issued at par value pursuant to Founders Stock Subscription Agreements dated March 15, 2024, and valued at par value of $0.001.
●	2,110,000 issued at $1.00, the per share purchase price pursuant to private placements dated April to June 2024.
●	2,500,000 shares and 500,000 shares were issued at $1.00 per share pursuant to an Amended and Restated License Agreement dated July 22, 2024. The shares were recorded based on the most recent arm’s-length sale price of $1.00 per share.

●	400,000 shares were issued in 2024 under a service agreement dated March 2024 (as amended September 30, 2024).
●	625,000 shares issued for advisory services including 200,000 shares for investor relations services with a fair market value of $1.91 per share, 200,000 shares for financial advisory services with a fair market value of $2.00 per share and 225,000 shares for advisory services with a fair market value of $1.00 per share. The total amount recorded in stockholder’s equity for these transactions was $1,007,000.
●	1,925 issued at $4.00 per share and sold to outside investors at the expected price of the public offering. The Company has a receivable of $800 for the purchase of 200 of these shares issued and has a cash payment of $6,800 as of December 31, 2025 for the purchase of 1,725 of these shares issued. The total amount recorded in stockholder’s equity for these transactions was $6,800.
●	On November 14, 2025, the Company completed its initial public offering of 1,000,000 shares of common stock at a public offering price of $4.00 per share, generating gross proceeds of $4,000,000. Total offering costs were $764,308, consisting primarily of underwriting fees, legal fees, accounting fees, and other offering-related expenses. Net proceeds to the Company were approximately $3,235,692 after deducting underwriting discounts, commissions, and other offering expenses.
●	25,000 shares were issued for consulting services in connection with the convertible promissory note with Greetree (Note 7), with a fair market value of $1.75 per share as of December 31, 2025. The total amount recorded in stockholder’s equity for this transaction was $43,750.

Preferred Stock – The Successor has 1,000,000 shares of preferred stock, par value $0.001 authorized and there were no preferred shares issued and outstanding as of December 31, 2025 and 2024.

Common Stock Payable – The Company entered into consulting agreements under which it committed to issue shares of common stock for services rendered. As of December 31, 2025, certain shares had been earned but not yet issued and are presented as common stock payable.

The Company entered into two consulting agreements:

●	Under the first agreement, 30,000 shares were committed with a total fair value of $60,000. These shares were issued on March 24, 2026.
●	Under the second agreement, 300,000 shares were committed with a total fair value of $258,780. As of December 31, 2025, 26,667 shares had vested, and the Company recognized $23,003 of stock-based compensation expense.

Warrants – In April 2024, the Company issued 2,110,000 warrants to purchase common stock at a price of $3.00 per share, expiring on April 15, 2029. The warrants are only settled in shares with no cash option and were issued as part of the private placement.

During the year ended December 31, 2025, the Company issued an additional 230,000 warrants in connection with financing arrangements, consisting of:

●	200,000 warrants issued to Greentree Financial Group Inc. on August 6, 2025, with an exercise price of $4.00 per share and a term of five years. The warrants were valued at $155,154 with a relative fair value of $74,267 recorded as a discount on the convertible note and additional paid in capital; and
●	30,000 warrants issued to D. Boral Capital LLC on November 14, 2025, with an exercise price of $4.00 per share and a term of five years. The warrants were valued at $10,260 and netted with additional paid in capital as offering costs on the IPO.

As of December 31, 2025, the Company had a total of 2,340,000 warrants outstanding, with a weighted average price of $3.10 and intrinsic value of $0.

The fair value of the warrants using the Black-Scholes Model with the following variables:

●	Stock Price - $1.00- $1.75
●	Exercise Price - $4.00
●	Volatility – 72.30% - 74.18%
●	Term –5 years
●	Risk Free Rate of Return – 3.74% - 3.77%

Stock Options – During the year ended December 31, 2025, the Company granted an aggregate of 175,000 stock options to directors. The options have exercise prices ranging from $1.13 to $1.24 per share, with a weighted-average exercise price of approximately $1.19 per share, and a contractual term of five years.

The total grant-date fair value of the options issued during 2025 was approximately $103,348. The Company recognized stock-based compensation expense of $51,225 related to these grants during the year ended December 31, 2025. The remaining unamortized compensation expense of approximately $52,123 will be recognized over the remaining vesting period.

As of December 31, 2025, the Company had 175,000 stock options outstanding and exercisable, with a weighted-average exercise price of approximately $1.19 per share and a weighted-average remaining contractual life of approximately 5 years, and an intrinsic value of $0.

The fair value of the stock options using the Black-Scholes Model with the following variables. The expected term is calculated using a simplified method for plain vanilla options:

●	Stock Price - $1.13
●	Exercise Price - $1.13- $1.243
●	Volatility – 84.77% - 86.71%
●	Expected Term – 2.5 – 2.75 years
●	Risk Free Rate of Return – 3.54% - 3.55%

Restricted Stock Units – During the year ended December 31, 2025, the Company granted an aggregate of 822,592 restricted stock units (“RSUs”) to employees and service providers. The RSUs were granted at a fair value of $1.13 per share and vest over periods through December 2026.

The total grant-date fair value of the RSUs issued during 2025 was approximately $929,529. The Company recognized stock-based compensation expense of $97,422 related to these RSUs during the year ended December 31, 2025. The remaining unrecognized compensation expense of approximately $832,107 will be recognized over the remaining vesting period. As of December 31, 2025, the Company had 822,592 RSUs outstanding.

Capital Contribution from Related Party – During the year ended December 31, 2025, the Company recognized $78,980 as a capital contribution to additional paid in capital related to the forgiveness of amounts previously payable to a related party. As of December 31, 2025, no amounts remained outstanding.

Note 12 – Segment Report

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in allocating resources and assessing performance.

The Company has determined that its CODM is the Chief Executive Officer.

In accordance with ASC 280, Segment Reporting, the CODM evaluates financial performance and allocates resources based on consolidated results of operations. The Company operates as a single reporting unit and does not manage its business by separate product lines, service lines, or geographic divisions for purposes of internal reporting. Accordingly, the Company has determined that it operates in one reportable segment.

Substantially all of the Company’s operations and long-lived assets are located in the United States.

Because the Company operates in one reportable segment, consolidated net revenues, operating loss, net loss, and total assets as presented in the consolidated financial statements represent segment results.

	For the year ended December 31, 2025	Predecessor From January 1 to September 24, 2024	Successor From September 25 to December 31, 2024
Gross profit (loss)	$2,342	$-	$(1,607)
Less:
Professional fees	147,694	243,057	116,652
Payroll expense	2,008,394	334,644	578,100
Selling, general and administrative expenses	931,279	76,872	26,462
Interest (income) expense, net	19,166	67	(10,030)
Depreciation and amortization	300,000	-	150,000
Impairment loss on Intellectual property	2,550,000	-	-
Loss on investment	500,000	-	-
Gain on debt settlement	(175,000)	-	-
Other income	(1,000)	-	-
Segment net loss	(6,278,191)	(654,640)	(862,791)
Reconciliation of profit or loss	-	-	-
Adjustments and reconciling items	-	-	-
Consolidated net loss	$(6,278,191)	$(654,640)	$(862,791)

Note 13 – Income Taxes

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of certain tax uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences, if any, will be reflected as increases or decreases to income tax expense in the period in which new information becomes available.

As of December 31, 2025 and December 31, 2024, the Company has not recorded any uncertain tax positions in the accompanying financial statements.

The effective U.S. federal corporate income tax rate for the years ended December 31, 2025 and 2024 was 21%.

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $7,141,162, compared to $862,971 as of December 31, 2024. These net operating losses may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code due to ownership changes and stock issuances.

The significant components of the Company’s deferred tax assets were as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Asset	$1,499,644	$181,186
Valuation Allowance	(1,499,644)	(181,186)
Net Deferred Tax Asset	$-	$-

As of December 31, 2025, the Company recorded a deferred tax asset of $1,499,644 primarily related to federal net operating loss carryforwards. Due to the Company’s cumulative losses and the lack of sufficient positive evidence to support realization, management determined that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance of $1,499,644 has been recorded as of December 31, 2025.

As of December 31, 2024, the Company recorded a full valuation allowance of $181,186 against its deferred tax assets.

The Company recorded no provision for income taxes for the years ended December 31, 2025 and 2024 due to operating losses and the establishment of a full valuation allowance against its deferred tax assets.

Note 14 - Subsequent events

1. On January 1, 2026, the Company entered into a license agreement, with Itonis Pharmaceuticals, a Nevada corporation pursuant to which the Company obtained an exclusive, worldwide license to manufacture, market and sell Itonis’ homeopathic Emesyl product. Under the terms of the agreement, the Company is obligated to pay an 8% royalty on net sales payable with thirty (30) days after the end of each calendar quarter. In addition, upon achieving each $200,000 in sales, the Company is entitled to receive 7% of Itonis’s equity. As of the date of this report, no material activity has occurred pursuant to this agreement.

2. On January 5, 2026, Mr. Tyler Moore resigned as Chief Financial Officer of the Company. The resignation was accepted by the Board of Directors and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

3. On March 12, 2026, the Company and Genesis One Holdings, LLC entered into a termination and fee waiver agreement in connection with a consulting agreement dated June 20, 2025 with a total fee payable of up to $200,000. The Company has previously paid $25,000, and the parties have agreed to terminate the agreement. Genesis One agreed to waive the remaining fee of $175,000, and no further amounts are due or payable by the Company under the agreement.

4. On March 24, 2026, the Company entered into an agreement with Corporate Profile LLC in connection with the termination of a prior investor relations agreement dated August 15, 2025 pursuant to which the Company agreed to issue 30,000 shares of its common stock as full and final settlement of all amounts due. The shares were issued on March 24, 2026, and upon such issuance, no further obligations remain between the parties.

5. On February 6, 2026, BK Investments LLC, an entity owned by the Company’s Chairman, Brian John, and the Company entered into a stock purchase agreement, effective March 19, 2026. Pursuant to the agreement the Company agreed to purchase and BK Investments agreed to sell its holdings of 1,250,000 shares of the Company’s common stock for an aggregate purchase price of $1,250,000 in cash.

6. On February 6, 2026, Dr. Glynn Wilson, the Company’s Chief Executive Officer and the Company entered into a stock purchase agreement, effective March 19, 2026. Pursuant to the agreement the Company agreed to purchase and Dr. Wilson agreed to sell his holdings of 1,500,000 shares of the Company’s common stock for an aggregate purchase price of $750,000 in cash.

7. On March 10, 2026, the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with NovoDX Corporation to resolve certain disputes between the parties, concerning (i) 3,500,000 shares of Company’s common stock that NovoDX owns (the “CABR Shares”) and claims it has the right to sell without restriction; and (ii) assertions of fraud and misrepresentation by NovoDX with respect to the Research Collaboration and Exclusive License Agreement made and effective as of June 30 2024, between the parties (the “License Agreement”), which assertions NovoDX claims are false and baseless (the “Dispute”). Pursuant to the Settlement Agreement, the parties have agreed to settle the claims and matters related to the Dispute and agreed to mutual releases. Concurrent to the Settlement Agreement, the parties also entered into a stock purchase agreement effective March 19, 2026, pursuant to which stock purchase agreement, NovoDX agreed to sell to the Company and the Company agreed to purchase from NovoDX its holding of 3,500,000 shares of the Company’s common stock for an aggregate purchase price of $1,075,000 in cash.

8. On March 17, 2026, the Company filed a Certificate of Designation for 4,000 shares of preferred stock designated the shares as Series A Convertible Preferred Stock, and establishing the rights, preferences and privileges of such shares, including a stated value of $1,000 per share and an 8% dividend.

9. On March 19, 2026, the Company entered into a securities purchase agreement in connection with a private investment in public equity financing of 3,789,474 shares of its Series A Convertible Preferred Stock, stated value $3,789,474 per share (the “Series A Preferred Stock”), equating to 3,789.74 Series A Convertible Preferred Shares which equates to a purchase price of $950 per share of Series A Preferred Stock with a stated value of $1,000 per share, after factoring in an original issue discount (“OID”) of 5%. The Series A Preferred Stock is convertible into common stock at a conversion price of $0.40 per share and 9,473,685 warrants to acquire up to 9,473,685 shares of Common Stock at an exercise price of $0.40 per share, for aggregate gross proceeds of approximately $3.6 million. About $3.075 million of the net proceeds were used or will be used to repurchase shares from certain insiders, aggregating to 6,250,000 shares of the Company’s Common Stock. The aggregate of 6,250,000 shares consists of (i)1,500,000 shares from Dr. Glynn Wilson, the Company’s Chief Executive Officer; (ii) 1,250,000 shares from BK Investments LLC, an entity owned by the Company’s Chairman, Brian John; and (iii) 3,500,000 shares from NovoDX, Inc.

10. On March 23, 2026, Greentree Financial Group Inc. converted amounts due under a convertible promissory note with an original principal amount of $200,000, dated August 6, 2025, into shares of the Company’s common stock. In connection with such conversion, the Company issued an aggregate of 299,581 shares of its common stock.

11. On March 29, 2026 the Board approved the appointment of Mr. Brian John to serve as the Interim Chief Financial Officer of the Company. The Board also approved and adopted an amendment to the Company’s Bylaws which reduces the number of shares required to constitute a quorum at a shareholder meeting of the Company, to provide that stockholders holding thirty-three and one-third percent (33 1/3%) of the Company’s outstanding capital stock entitled to vote at such meeting shall constitute a quorum (Section 2.06 of the Bylaws).

Except as described above, management has determined that there were no other events occurring subsequent to December 31, 2025 that require adjustment to or disclosure in the accompanying financial statements.

