Form 10-Q
period 2026-03-31
Caring Brands, Inc.
filed 2026-05-12
CIK 2020737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 11, 2026 was 9,091,506 shares.

Caring Brands, Inc.

Form 10-Q

For the Quarter ended March 31, 2026

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,033,438	$2,189,232
Inventory, net	12,807	12,807
Prepaid expenses and other current assets	125,504	124,779
TOTAL CURRENT ASSETS	2,171,749	2,326,818

NON-CURRENT ASSETS
TOTAL NON-CURRENT ASSETS	-	-

TOTAL ASSETS	$2,171,749	$2,326,818

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	373,020	170,351
Accrued expenses and other current liabilities	11,453	6,493
TOTAL CURRENT LIABILITIES	384,473	176,844

NON CURRENT LIABILITIES
Long-term debt, net	-	58,650
TOTAL NON CURRENT LIABILITIES	-	58,650

TOTAL LIABILITIES	$384,473	$235,494

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

MEZZANINE EQUITY
Series A Convertible Redeemable preferred stock, $0.001 par value, 4,000 shares and 0 shares authorized as of March 31, 2026 and December 31, 2025, respectively, 3,789 shares and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,789,474	-
TOTAL MEZZANINE EQUITY	3,789,474	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value of $0.001 per share; 1,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 8,841,506, and 14,761,925 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively *	8,842	14,762
Additional paid-in capital	6,601,658	9,135,341
Common stock payable	537,560	83,003
Subscription receivable	(800)	(800)
Accumulated deficit	(9,149,458)	(7,140,982)
TOTAL STOCKHOLDERS’ DEFICIT	(2,002,198)	2,091,324

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$2,171,749	$2,326,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Revenue	$-	$1,469
Cost of revenue	-	678
Gross profit	-	791

Selling, general and administrative expenses	88,536	30,159
Payroll expense	1,100,700	367,033
Professional service fees	532,263	67,942
Depreciation and amortization	-	75,000
Total operating expenses	1,721,499	540,134

Operating loss	(1,721,499)	(539,343)

Other income (loss)	12	1,000
Interest income (expense), net	(286,989)	(427)
Total other income (expense)	(286,977)	573

Net loss	$(2,008,476)	$(538,770)

Accretion to redeemable preferred equity	$1,844,607	$-

Net Loss attributable to common stockholders	$(3,853,083)	$(538,770)

Net loss per share attributable to common stockholders - basic	$(0.27)	$(0.04)
Net loss per share attributable to common stockholders - diluted	$(0.27)	$(0.04)

Weighted average shares outstanding - basic	14,447,328	13,215,556
Weighted average shares outstanding - diluted	14,447,328	13,215,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(Unaudited)

					Additional	Common			Total
	Mezzanine Equity		Common Stock		Paid-in	stock	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	payable	Receivable	deficit	Equity
Balance, December 31, 2024	-	-	13,110,000	13,110	4,541,057	-	-	(862,791)	3,691,376
Restricted stock-based compensation	-	-	225,000	225	224,775	-	-	-	225,000
Net loss	-	-	-	-	-	-	-	(538,770)	(538,770)
Balance, March 31, 2025	-	-	13,335,000	13,335	4,765,832	-	-	(1,401,561)	3,377,606

Balance, December 31, 2025	-	-	14,761,925	14,762	9,135,341	83,003	(800)	(7,140,982)	2,091,324
Share issued for debt conversion	-	-	299,581	300	350,067	-	-	-	350,367
Share issued for common stock payable	-	-	30,000	30	59,970	(60,000)	-	-	-
Common stock payable for services and settlements	-	-	-	-	-	514,557	-	-	514,557
Repurchase and cancellation of common stock from related parties	-	-	(6,250,000)	(6,250)	(3,068,750)	-	-	-	(3,075,000)
Stock-based compensation loss on stock repurchased from related parties	-	-	-	-	137,500	-	-	-	137,500
Restricted stock-based compensation, net	-	-	-	-	288,015	-	-	-	288,015
Stock option compensation	-	-	-	-	28,957	-	-	-	28,957
Warrants proceeds allocated to Series A Convertible Redeemable preferred stock	-	-	-	-	1,525,133	-	-	-	1,525,133
Dividends on Series A preferred stock	-	-	-	-	(9,968)	-	-	-	(9,968)
Proceeds allocated to Series A Preferred Stock	3,789	1,944,867	-	-	-	-	-	-	-
Accretion to redemption value	-	1,844,607	-	-	(1,844,607)	-	-	-	(1,844,607)
Net loss	-	-	-	-	-	-	-	(2,008,476)	(2,008,476)
Balance, March 31, 2026	3,789	3,789,474	8,841,506	8,842	6,601,658	537,560	(800)	(9,149,458)	(2,002,198)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Cash flows from operating activities:
Net loss	$(2,008,476)	$(538,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	75,000
Amortization of debt discounts	141,350	-
Stock-based compensation	969,029	-
Shares issued for services	-	225,000
Changes in operating assets and liabilities:
Inventory, net	-	251
Prepaid expenses and other current assets	(725)	(23,205)
Accounts payable	202,669	28,809
Accrued expenses and other current liabilities	145,359	(8,859)
Net cash used in operating activities	(550,794)	(241,774)

Cash flows from financing activities:
Proceeds from PIPE financing	3,470,000	-
Repurchase of common stock from related parties	(3,075,000)	-
Net cash provided by financing activities	395,000	-

Net change in cash and cash equivalents	(155,794)	(241,774)

Cash and cash equivalents, beginning of period	2,189,232	468,998

Cash and cash equivalents, end of period	$2,033,438	$227,224

Non-cash investing and financing activities:
Accretion to redeemable preferred equity	$1,844,607	$-
Common share payable issued	$60,000	$-
Share issued for debt conversion	$350,367	$-
Dividends accrued on Series A Convertible Preferred Stock	$9,968	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands, Inc. and subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Business Operations

Caring Brands, Inc. (the “Company”) is a Nevada corporation and was incorporated on April 24, 2024. On September 24, 2024, the Company entered into a separation and exchange agreement with Safety Shot, Inc. (“Shot”) pursuant to which, Shot exchanged its right, title and interest in and to Caring Brands, Inc., a Florida corporation (“CB FL”), free and clear of all liens and encumbrances, and in exchange thereof, the Company accepted and agreed to assume all obligations of CB FL (see Note 2 – Significant Accounting Policies). The Company’s principal business is the over-the-counter and prescription-grade health and wellness products.

Going Concern Consideration

The accompanying the condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2026, the Company incurred a net loss of $2,008,476 and used $550,794 of cash in operating activities. As of March 31, 2026, the Company had cash and cash equivalents of $2,033,438 and an accumulated deficit of approximately $9,149,458. The Company has generated minimal revenues to date and continues to incur operating losses as it advances its business plan.

Although the Company completed its initial public offering in November 2025, generating net proceeds of approximately $3,235,692, its ability to continue as a going concern is dependent upon its ability to generate revenues and/or obtain additional financing.

Management believes that existing cash resources will be sufficient to fund operations for at least the next twelve months; however, there can be no assurance that additional capital will not be required. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Revenue Recognition

The Company generates its revenue from the sale of its products directly to the end user (the “customer”). The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements; 1) identify the contract with a customers, 2) identify the performance obligations in the contract, 3) determine the transactions price, 4) allocate the transaction price to performance obligations in the contract, and 5) recognize revenue as the performance obligations are satisfied.

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

As of March 31, 2026, the Company had no contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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

No impairment charge was recorded for the three months ended March 31, 2026.

Useful Life
Intellectual Property	10 years

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

Mezzanine Equity

Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.

The Series A convertible preferred stock (“Series A Preferred Stock”) was accounted for as mezzanine equity in accordance with ASC 480.

Segment Reporting

The Company operates under one business segment. Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The CODM considers total net income in evaluating key business results and all of our revenue comes from one business segment.

Income Taxes

Prior to the separation of the Company from its then parent, the Company was included as a wholly-owned subsidiary of Safety Shot, Inc., and as such, the Company followed the guidance under ASC 740-10-30-27 to account for income taxes using the separate return approach. The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company incurred losses of $2,008,476 and $538,770 for the three months ended March 31, 2026 and 2025 respectively. Using a 21% tax rate at the balance sheet date, the Company’s deferred tax asset as of March 31, 2026 and December 31, 2025 would be $1,717,928, and $1,499,644 respectively with a valuation allowance of $1,717,928, and $1,499,644.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. See Note 4 – Intangible Assets, Note 5 – Investment in NovoDX, a Related Party, Note 7 – Debt, and Note 10 Stockholders’ Equity and Mezzanine Equity.

The related party mentioned in Note 4 and Note 5 is a former director at Safety Shot, a former director of Caring Brands and a current director of NovoDX Corporation. Additionally, NovoDX is a related party due to the shares of the Company’s common stock it holds as a result of the shares issued in connection with the License Agreement described in Note 4.

In addition to the related party relationships described above, during the three months ended March 31, 2026, the Company repurchased shares of its common stock from certain related parties, including Brian S. John, Tyler Moore, and NovoDX, in connection with the Company’s Series A Convertible Preferred Stock private placement. See Note 10 - Stockholders’ Equity and Mezzanine Equity for further detail regarding these transactions.

New Accounting Pronouncements Issued But Not Yet Adopted

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its condensed consolidated financial position or results of operations upon adoption.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for the Company’s annual periods beginning January 1, 2026. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition. Please refer to Note 12, Income taxes for the inclusion of the new required disclosures.

Note 3 - Cash and Cash Equivalents

As of March 31, 2026 and December 31, 2025, the Company had a cash balance of $2,033,438 and $2,189,232 respectively.

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

As of March 31, 2026 the Company had no remaining intangible asset balance.

As of December 31, 2025 the Company had the following intangible asset balances:

	Estimated useful life	Gross carrying amount	Accumulated amortization	Impairment Loss	Net carrying amount
Intellectual property - license	10 years	$3,000,000	$(450,000)	$(2,550,000)	$-
Total intangibles		$3,000,000	$(450,000)	$(2,550,000)	$-

Amortization expense was $0 and $75,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 6 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll and payroll taxes	$1,485	$1,749
Accrued interest	-	4,744
Accrued dividend	9,968	-
Total	$11,453	$6,493

Note 7 - Debt

The Company’s outstanding debt as of March 31, 2026 and December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
Term loan	$-	$200,000
Total debt	-	200,000
Less: deferred financing fee	-	(141,350)
Total debt, net of issuance costs	-	58,650
Less: current portion	-	-
Long-term portion of debt	$-	$58,650

Term Loan

On August 6, 2025, the Company entered into a convertible promissory note for the amount of $200,000 with Greentree Financial Group, Inc (“Greentree Promissory Note”). The Greentree Promissory Note has an annual interest rate of 10% and the Greentree Promissory Note can be drawn in up to four tranches with the maturity date being five years from the date the respective tranche was drawn. The term of the agreement allows Greentree Financial Group, Inc. to convert all outstanding note balances, plus any outstanding interest charges and late fees, into our shares of Common Stock at a conversion price of $2.00 per share, or the latest sale price of Common Stock, whichever is less. The loan includes a 10% original issue discount, a one-time legal fee of $10,000, and a one-time grant of 25,000 shares of common stock. The common stock was issued to Greentree Financial Group, Inc. as of the date of the contract, with a fair value of $1.75 per share and was recorded as a deferred financing fee. We also issued 200,000 warrants to purchase shares of Common Stock with an exercise price of $4.00 per share. The warrants issued under the Greentree Promissory Note expire on August 6, 2030. As of December 31, 2025, we have drawn $200,000 on the Greentree Promissory Note to pay for working capital needs of the business and the shares of common stock have not been issued. The Company drew two $60,000 tranches and one $80,000 on the Greentree Promissory Note on August 13, 2025, September 12, 2025 and October 15, 2025, respectively. The maturity dates for these tranches are August 12, 2030, September 11, 2030, and October 14, 2030, respectively. Included in the issuance of this debt were discounts related to stock issued with a fair market value of $43,750 and an original issue discount of $30,000. The warrants had a fair value of $155,154, and $74,267 was recorded as a debt discount and is being amortized to interest expense over the term of the note. On March 23, 2026, the holder elected to convert the entire outstanding balance of the note into equity. Pursuant to the conversion notice, the Company issued 299,581 shares of common stock at a conversion price of $2.00 per share, resulting in the full settlement of the note with no remaining principal balance outstanding. In connection with the conversion, the Company recognized $139,629 of guaranteed interest on the note and $135,947 of unamortized debt discount as interest expense, both credited to additional paid-in capital upon conversion.

Related Party Notes Payable

On June 5, 2025, we entered into a short-term loan agreement with our CEO, Dr. Glynn Wilson, to provide short-term working capital funding to the business. The loan is for an aggregate of $50,000, due on November 5, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of March 31, 2026.

On July 24, 2025, we entered into a short-term loan agreement with our Chairman of the Board, Mr. Brian John, to provide short-term working capital funding to the business. The loan is for an aggregate of $25,000, due on December 24, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of March 31, 2026.

Loan with Safety Shot, a Related Party

During 2024, Safety Shot, a related party and significant shareholder of the Company, paid certain operating expenses on behalf of the Company totaling $78,980. These payments were initially recorded as a payable to the related party. During the year ended December 31, 2025, Safety Shot waived its right to reimbursement of these amounts. As a result, the Company recognized settlement of related party obligations of $78,980 as additional paid in capital for the year ended December 31, 2025. As of March 31, 2026, no amounts remain outstanding related to these transactions.

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

Note 8 - Commitments and Contingencies

Legal contingencies

Except as disclosed below, the Company is not currently a party to any material legal proceedings, investigation or claims. As the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

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

Note 9 - Net Loss Per Share

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

As of March 31, 2026, the Company had the following potentially dilutive securities outstanding:

●	Series A preferred stock: 9,498,605 shares (See Note 10)
●	Common stock payable: 550,000 shares (See Note 10)
●	Warrants: 11,813,685 shares (See Note 10)
●	Stock options: 175,000 shares (See Note 10)
●	Restricted stock units(“RSUs”): 522,592 shares

Potentially dilutive securities include convertible debt, common stock payable, warrants, stock options, and restricted stock units. For the three months ended March 31, 2026, these instruments were excluded from the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	For the Three Months Ended March 31,
	2026	2025
NUMERATOR:
Net loss	$(2,008,476)	$(538,770)
Accretion to redeemable preferred equity	1,844,607	-
Net loss attributable to common stockholders	$(3,853,083)	$(538,770)
Adjustments:
Net loss attributable to common stockholders	$(3,853,083)	$(538,770)
DENOMINATOR:
Weighted average number of common shares outstanding – Basic and Diluted *	14,447,328	13,215,556
LOSSES PER SHARE:
Basic net loss per common share	$(0.27)	$(0.04)

Diluted net loss per common share	$(0.27)	$(0.04)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, RSUs and Series A preferred stock as the Company had a net loss for the three months ended March 31, 2026 and 2025.

Note 10 – Stockholders’ Equity and Mezzanine Equity

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.001 authorized and has issued 8,841,506 shares and 14,761,925 shares of its common stock as of March 31, 2026 and December 31, 2025. The cumulative changes to equity since inception include:

●	During the three months ended March 31, 2026, the Company issued 299,581 shares of common stock to Greentree Financial Group, Inc. upon full conversion of the convertible promissory note originally dated August 6, 2025, $2.00 per share for principal of $200,000 and fees of $1,500. Guaranteed interest of $148,867 was converted at the alternate conversion price of $0.7487 calculated as 90% of the lowest VWAP of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. The conversion prices were within the contractual terms of the note agreement. The conversion resulted in the full extinguishment of the outstanding obligation, including principal of $200,000 and guaranteed interest of $148,867. The aggregate carrying value of $350,367 settled was credited to stockholders’ equity, consisting of common stock at par value of $300 and additional paid-in capital of $350,067, resulting in the complete settlement of the related debt with no gain or loss recognized on conversion.
●	On March 24, 2026, the Company issued 30,000 shares of common stock to settle previously recognized stock payable related to consulting services incurred during the year ended December 31, 2025.

Repurchase of Shares from Related Party - During the three months ended March 31, 2026, the Company entered into multiple stock repurchase agreements with certain related party shareholders in connection with the Company’s Series A Convertible Preferred Stock private placement (the “PIPE” offering). Pursuant to these agreements, the Company repurchased and retired an aggregate of 6,250,000 shares of common stock for total consideration of $3,075,000 in cash. These transactions included:

●	1,250,000 shares repurchased from Brian S. John for $1,250,000 ($1.00 per share)
●	1,500,000 shares repurchased from Tyler Moore for $750,000 ($0.50 per share)
●	3,500,000 shares repurchased from NovoDX for $1,075,000 ($0.307 per share)

All repurchased shares were retired upon acquisition and these transactions were approved by the disinterested members of the Company’s Board of Directors. The repurchase of 1,250,000 shares from Brian S. John was made at $1.00 per share, which exceeded the estimated fair market value of the common stock of $0.89 per share on the repurchase date. The excess of the repurchase price over fair market value of $137,500 was recognized as a stock-based compensation charge with a corresponding credit to additional paid-in capital. All remaining amounts were recorded as reductions to common stock and additional paid-in capital within the accompanying statements of stockholders’ equity. Each of the above transactions constitutes a related party transaction as defined under ASC-850.

Preferred Stock – The Company has 1,000,000 shares of preferred stock, par value $0.001 authorized. There were no shares issued and outstanding as of March 31, 2026 and December 31, 2025.

Series A Convertible Preferred Stock - Mezzanine Equity

On March 19, 2026, the Company designated 4,000 shares of its preferred stock as Series A Convertible Preferred Stock, with a stated value of $1,000 per share.

On March 19, 2026, the Company entered into a Securities Purchase Agreement in connection with a private investment in public equity (the “PIPE Offering”), pursuant to which the Company issued 3,789.474 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with a stated value of $1,000 per share, for an aggregate stated value of $3,789,474. The purchase price was $950 per share, resulting in gross proceeds of approximately $3.6 million after giving effect to a 5% original issue discount.

The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.40 per share, subject to certain limitations and adjustments, including beneficial ownership limitations and shareholder approval requirements.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to liquidation. In addition, the Series A Preferred Stock includes redemption provisions that allow the holder to require cash redemption upon the occurrence of specified triggering events. The Series A Preferred Stock is redeemable at the option of the holder upon the occurrence of a Triggering Event, defined as (i) the objection or rejection by the Trading Market, any Governmental Entity, or any regulatory or self-regulatory agency of any of the transactions contemplated by the Securities Purchase Agreement on or before December 31, 2026, or (ii) the failure of any regulatory or self-regulatory agency to approve all such transactions, if any such approval is required, on or before December 31, 2026. Upon the occurrence and continuance of a Triggering Event, following a ten (10) day opportunity to cure, the holder may require the Company to redeem all or any portion of the Series A Preferred Stock at a redemption price equal to 100% of the consideration paid, plus any accrued but unpaid dividends and all other costs and expenses, including legal fees, incurred in connection with the Triggering Event (the “Triggering Redemption Amount”). The Triggering Redemption Amount is due and payable within ten (10) Trading Days of the holder’s redemption notice. If the Company fails to pay the Triggering Redemption Amount when due, interest accrues at the lesser of 10% per annum or the maximum rate permitted by applicable law until paid in full. As of March 31, 2026, the base Triggering Redemption Amount was approximately $3.6 million, exclusive of accrued dividends, legal fees, and other applicable costs, which could increase the total redemption obligation. Due to the existence of redemption features that are not solely within the control of the Company, the Series A Preferred Stock is classified as mezzanine equity in accordance with ASC 480-10-S99 (SEC Staff guidance).

On April 7, 2026, the Company received a Staff Delisting Determination letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Rule”), nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. For the periods that management determined it was probable that the Preferred Shares would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in mezzanine equity on the consolidated balance sheets. For the reporting period through the March 31,2026, all Preferred Shares were recognized at their maximum redemption value. During the three months ended March 31,2026 and 2025, the Company recognized $1,844,607 and nil, respectively, in accretion of the Preferred Shares to redemption value within mezzanine equity on the consolidated balance sheets.

As of March 31, 2026, the Series A Preferred Stock had an aggregate carrying value of $3,789,474.

Common Stock Payable – The Company entered into consulting agreements under which it committed to issue shares of common stock for services rendered. As of March 31, 2026, the Company had recorded an aggregate of $514,557 in common stock payable, representing the fair value of shares committed but not yet issued under various consulting, employment settlement, and contractual settlement agreements, as further described below.

The Company entered the following consulting agreements:

●	Under the first agreement, 30,000 shares were committed with a total fair value of $60,000. These shares were issued on March 24, 2026 as a settlement of stock payable the amount of $60,000. Under the second agreement, 300,000 shares were committed with a total fair value of $258,780. As of March 31, 2026, all 300,000 shares were payable and the full fair value has been recognized as common stock payable.
●	On September 4, 2025, the Company entered into an employment agreement with Mr. Tyler Moore, who served as the Company’s Chief Financial Officer until his resignation on January 5, 2026. Pursuant to the employment agreement, the Company committed to deliver 150,000 shares of the Company’s common stock as equity compensation, and accordingly recognized $186,000 of stock-based compensation, recorded as common stock payable, representing the estimated fair value of the shares on the commitment date. Following his resignation, disputes arose between the parties regarding Mr. Moore’s equity compensation entitlement under the employment agreement. Subsequent to the balance sheet date, on May 1, 2026, the Company entered into a Settlement Agreement and General and Mutual Release with Mr. Moore to resolve all disputes relating to his equity compensation entitlement. Pursuant to the settlement, the Company agreed to deliver 150,000 freely tradeable shares of common stock to Mr. Moore as full and final settlement of all compensation obligations, with both parties executing a mutual general release of all claims.
●	On April 30, 2026, the Company entered into a Settlement Agreement and General and Mutual Release (the “Settlement Agreement”) with D. Boral Capital (“D. Boral”). The Settlement Agreement resolves disputes arising from the Company’s completion of a private placement of its Series A Preferred Stock on March 19, 2026, which violated certain lock-up restrictions under the Underwriting Agreement dated November 12, 2025, prohibiting the Company from offering any of its securities for sale prior to May 12, 2026. Pursuant to the Settlement Agreement, the Company agreed to issue to D. Boral 100,000 shares of the Company’s common stock and to pay $100,000 in cash, in full and final satisfaction of any payment, stock issuance, or other compensation that may be owed to D. Boral under the Underwriting Agreement or otherwise. In consideration of such issuance and payment, D. Boral irrevocably and unconditionally released, acquitted, and forever discharged the Company and its principals from any and all claims, demands, rights, and causes of action. Because the shares and cash represent compensation for a contractual breach that occurred on March 19, 2026, the Company determined that date to be the measurement date for the shares. The fair value of the 100,000 shares on March 19, 2026 was $92,780. As of the period end, the shares had not yet been issued, and the corresponding obligation has been recorded as common stock payable.
●	On December 23, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Genesis One Holdings, LLC (“Genesis One” or the “Consultant”) for consulting services to be provided to the Company over a term of 90 days. As compensation for such services, the Consultant is entitled to receive 100,000 shares of the Company’s common stock per month as a fully paid engagement fee, together with a cash fee of $100,000 per month. On December 29, 2025, the Company paid the first monthly cash instalment of $100,000 and recorded the related stock-based compensation and consulting expense. During the three months ended March 31, 2026, the Company recognized $200,000 in cash consulting fees, accrued in accounts payable, and $235,777 in stock-based compensation representing the fair value of shares earned during the period. As of March 31, 2026, the shares had not yet been issued and the corresponding obligation has been recorded as common stock payable.

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

In connection with the PIPE Offering on March 19, 2026, the Company issued an aggregate of 9,473,685 warrants to purchase shares of its common stock. The warrants have an exercise price of $0.40 per share, are exercisable immediately upon issuance, and expire five years from the date of issuance. At issuance, the fair value of the warrants was approximately $6,894,483, and were issued as part of the private placement transaction and are subject to certain beneficial ownership limitations.

As of March 31, 2026, the Company had a total of 11,813,685 warrants outstanding, with a weighted average price of $0.93 and intrinsic value of $7,010,527.

The fair value of the warrants using the Black-Scholes Model with the following variables:

●	Stock Price - $0.93 - $1.75
●	Exercise Price - $0.40 - $4.00
●	Volatility – 72.30% - 76.18%
●	Term –5 years
●	Risk Free Rate of Return – 3.74% - 3.88%

Stock Options – During the year ended December 31, 2025, the Company granted an aggregate of 175,000 stock options to directors. The options have exercise prices ranging from $1.13 to $1.24 per share, with a weighted-average exercise price of approximately $1.19 per share, and a contractual term of five years.

The total grant-date fair value of the options issued during 2025 was approximately $103,348. The Company recognized stock-based compensation expense of $28,957 related to these grants during three months ended March 31, 2026. The remaining unamortized compensation expense of approximately $23,166 will be recognized over the remaining vesting period.

As of March 31, 2026, the Company had 175,000 stock options outstanding, with a weighted-average exercise price of approximately $1.19 per share and a weighted-average remaining contractual life of approximately 4.7 years. Of the options outstanding, 75,000 were exercisable as of March 31, 2026, with a weighted-average exercise price of approximately $1.13 per share, a weighted-average remaining contractual life of approximately 4.7 years, and an aggregate intrinsic value of $750. The options outstanding but not yet exercisable had no aggregate intrinsic value as of March 31, 2026.

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

The total grant-date fair value of the RSUs issued during 2025 was approximately $929,529. The Company forfeited total 300,000 RSUs and recognized stock-based compensation expense of $288,015 related to these RSUs during the three months ended March 31, 2026. The remaining unrecognized compensation expense of approximately $249,323 will be recognized over the remaining vesting period. As of March 31, 2026, the Company had 522,592 RSUs outstanding.

Note 11 – Segment Report

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

Because the Company operates in one reportable segment, consolidated net revenues, operating loss, net loss, and total assets as presented in the condensed consolidated financial statements represent segment results.

	For the Three Months ended March 31, 2026	For the Three Months ended March 31, 2025
Gross profit	$-	$791
Less:
Professional fees	532,263	67,942
Payroll expense	1,100,700	367,033
Selling, general and administrative expenses	88,536	30,159
Interest expense, net	286,989	427
Depreciation and amortization	-	75,000
Other income	(12)	(1,000)
Segment net loss	(2,008,476)	(538,770)
Reconciliation of profit or loss	-	-
Adjustments and reconciling items	-	-
Consolidated net loss	$(2,008,476)	$(538,770)

Note 12 – Income Taxes

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

As of March 31, 2026 and December 31, 2025, the Company has not recorded any uncertain tax positions in the accompanying financial statements.

The effective U.S. federal corporate income tax rate for the three months ended March 31, 2026 and the year ended December 31, 2025 was 21%.

As of March 31, 2026, the Company had net operating loss carryforwards of approximately $8,180,609, compared to $7,141,162 as of December 31, 2025. These net operating losses may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code due to ownership changes and stock issuances.

The significant components of the Company’s deferred tax assets were as follows:

	March 31, 2026	December 31, 2025
Deferred Tax Asset	$1,717,928	$1,499,644
Valuation Allowance	(1,717,928)	(1,499,644)
Net Deferred Tax Asset	$-	$-

As of March 31, 2026, the Company recorded a deferred tax asset of $1,717,928 primarily related to federal net operating loss carryforwards. Due to the Company’s cumulative losses and the lack of sufficient positive evidence to support realization, management determined that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance of $1,717,928 has been recorded as of March 31, 2026.

As of December 31, 2025, the Company recorded a full valuation allowance of $1,499,644 against its deferred tax assets.

The Company recorded no provision for income taxes for the three months ended March 31, 2026 and 2025 due to operating losses and the establishment of a full valuation allowance against its deferred tax assets.

Note 13 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were available to be issued. As a result of this evaluation, the following material subsequent events were identified that required disclosure in the unaudited condensed consolidated financial statements:

Tyler Moore Settlement

On May 1, 2026, the Company entered into a Settlement Agreement and General and Mutual Release with its former Chief Financial Officer, Tyler Moore, to resolve disputes relating to his prior employment and equity compensation. Under the terms of the agreement, the Company agreed issued 150,000 shares of its common stock to Mr. Moore.

The settlement shares were issued in full satisfaction of any compensation or other amounts that may have been owed to Mr. Moore under his prior employment agreement or otherwise. The agreement includes mutual releases of claims between the parties. On May 8, 2026,- the shares were registered in a registration statement on Form S-8 which included all of the shares of common stock issuable pursuant to the 2024 Equity Incentive Plan.

Registration Statement

On May 6, 2026, the Company filed a registration statement on Form S-1 registering the shares issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrants issued in the March PIPE Offering.

D. Boral Capital Settlement

On April 30, 2026, the Company entered into a Settlement Agreement and General and Mutual Release with D. Boral Capital LLC to resolve disputes related to the Company’s prior private placement of Series A Preferred Stock and its obligations under an underwriting agreement dated November 12, 2025.

Pursuant to the agreement, the Company agreed to (i) issue 100,000 shares of its common stock to D. Boral Capital LLC and (ii) pay $100,000 in cash. These amounts are in full settlement of any claims arising from the matters described above. The agreement includes mutual releases of claims between the parties, while certain obligations under the underwriting agreement remain in effect.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Form 10-K, Part I, “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Cautionary Statement Regarding Forward-Looking Information” in our Form 10-K.

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

Results of operations

The following table sets forth our consolidated statements of operations data in dollars for the periods presented:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Summary Statement of Operations Data
Revenue	$-	$1,469
Cost of revenue	-	678
Gross profit (loss)	-	791
Total operating expenses	1,721,499	540,134
Operating loss	(1,721,499)	(539,343)
Other income	12	1,000
Interest income (expense)	(286,989)	(427)
Total other income (expense)	(286,977)	573
Net loss	$(2,008,476)	$(538,770)

Accretion to redeemable preferred equity	$1,844,607	$-

Net Loss attributable to common stockholders	$(3,853,083)	$(538,770)

Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders - basic	$(0.27)	$(0.04)
Net loss per share attributable to common stockholders - diluted	$(0.27)	$(0.04)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted *	14,447,328	13,215,556

*Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, RSUs and Series A preferred stock as the Company had a net loss for the three months ended March 31, 2026 and 2025.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025.

Revenue and Cost of revenue

The Company generated no revenue for the three months ended March 31, 2026, compared to revenue of $1,469 for the three months ended March 31, 2025. Cost of revenue was $0 for the three months ended March 31, 2026, compared to $678 for the three months ended March 31, 2025. The Company’s revenue and cost of revenue in the prior year period were inconsequential and reflected early-stage product activity. The Company is still in the process of developing and commercializing its products and has not yet generated meaningful commercial revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2026 were $1,721,499 , compared to $540,134 for the three months ended March 31, 2025. The increase of $1,181,365 , or approximately 219%, was primarily attributable to payroll expenses and professional service fees.

Selling, general and administrative expenses were $88,536  for the three months ended March 31, 2026, compared to $30,159  for the three months ended March 31, 2025. The increase of $58,377  reflects higher corporate overhead costs, including public company compliance, insurance, and administrative expenses. Payroll expenses were 1,100,700  for the three months ended March 31, 2026, compared to $367,033 for the three months ended March 31, 2025. The increase of $733,667 , or approximately 200%, reflects the expansion of management and operational personnel necessary to support commercialization efforts and public company reporting requirements, including stock-based compensation for consulting and advisory services in connection with the Genesis agreement. Professional service fees totalled $532,263 for the three months ended March 31, 2026, compared to $67,942  for the three months ended March 31, 2025. The increase of $464,321 , or approximately 683%, was primarily attributable to higher legal, accounting, consulting, and audit fees incurred in connection with capital markets activities, including the issuance of the Series A Convertible Redeemable Preferred Stock, consulting and advisory services in connection with the Genesis agreement, and ongoing public company compliance obligations. Depreciation and amortization expense was $0 for the three months ended March 31, 2026, compared to $75,000 for the three months ended March 31, 2025. The decrease is attributable to the full impairment of the Company’s intellectual property license recorded during the year ended December 31, 2025, resulting in no remaining amortizable balance in the current period.

No impairment charges were recorded during the three months ended March 31, 2026 or March 31, 2025.

As a result of the foregoing, the Company reported an operating loss of $1,721,499   for the three months ended March 31, 2026, compared to an operating loss of $539,343 for the three months ended March 31, 2025. The increase in operating loss of $1,182,156 , or approximately 219%, was primarily driven by higher payroll, stock-based compensation for consulting services, and professional service fees, partially offset by the absence of depreciation and amortization in the current period.

Other income (expense)

Interest expense, net was $286,977 for the three months ended March 31, 2026, compared to $427 for the three months ended March 31, 2025. The increase of $286,550 was primarily attributable to non-cash interest charges consisting of $139,629 of guaranteed interest on convertible debt and $135,947 of amortization of unamortized debt discounts, as well as $6,903 of amortization of debt issuance costs, all associated with the Company’s convertible instruments and outstanding debt obligations during the current quarter, as further discussed in Note 7 – Debt.

Financial condition, liquidity and capital resources

Overview

As of March 31, 2026, the Company had cash and cash equivalents of $2,033,438, compared to $2,189,232 as of December 31, 2025. The decrease of $155,794 during the three months ended March 31, 2026 was primarily attributable to cash used in operating activities of $550,794, partially offset by net cash provided by financing activities of $395,000 relating to Private Investment in Public Equity financing (“PIPE Financing”) proceeds, net of the repurchase of common stock.

During the three months ended March 31, 2026, the Company raised gross proceeds of $3,470,000 from a private placement of its Series A Convertible Redeemable Preferred Stock. Concurrent with the PIPE Financing, the Company repurchased 6,250,000 shares of its common stock for an aggregate consideration of $3,075,000. The net cash provided by financing activities for the three months ended March 31, 2026 was $395,000.

Total assets decreased to $2,171,749 as of March 31, 2026, compared to $2,326,818 as of December 31, 2025. The decrease of $155,069 was primarily driven by the net decrease in cash and cash equivalents, while inventory remained unchanged and prepaid expenses and other current assets remained relatively stable. The Company had no non-current assets as of either balance sheet date.

Total liabilities increased to $384,473 as of March 31, 2026, compared to $235,494 as of December 31, 2025. The increase of $148,979 was primarily attributable to an increase in accounts payable of $202,669, primarily related to consulting services incurred in connection with the Genesis agreement, and an increase in accrued expenses and other current liabilities of $4,960, partially offset by a decrease in long-term debt of $58,650 due to the conversion of the Greentree Promissory Note.

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

Cash flows

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net cash (used in) provided by:
Net cash used in operating activities	$(550,794)	$(241,774)
Net cash provided by financing activities	$395,000	$-

Net change in cash and cash equivalents	$(155,794)	$(241,774)

For the three months ended March 31, 2026, net cash used in operating activities was $550,794, compared to net cash used of $241,774 for the three months ended March 31, 2025. For the three months ended March 31, 2026, cash used in operating activities included a net loss of $2,008,476, partially offset by non-cash expenses consisting primarily of:

●	Interest expense, net was $286,989 for the three months ended March 31, 2026, compared to $427 for the three months ended March 31, 2025. Associated with the Company’s convertible instruments and outstanding debt obligations during the current quarter, as further discussed in Note 7 – Debt.

Changes in working capital also impacted operating cash flows during the three months ended March 31, 2026. Accounts payable increased by $202,669, primarily reflecting $200,000 recorded in connection with consulting services under the Genesis agreement, prepaid expenses and other current assets increased by $725 (a use of cash), and accrued expenses and other current liabilities increased by $145,359. Inventory levels remained unchanged during the period. For the three months ended March 31, 2025, net cash used in operating activities of $241,774 was primarily attributable to a net loss of $538,770, partially offset by non-cash stock-based compensation of $225,000 (shares issued for services), and changes in working capital including an increase in accounts payable of $28,809, partially offset by a decrease in accrued expenses of $8,859 and an increase in prepaid expenses of $23,205.

For the three months ended March 31, 2026 and 2025, net cash provided by investing activities was $0. The Company had no investing activity in either period.

For the three months ended March 31, 2026, net cash provided by financing activities was $395,000, compared to $0 for the three months ended March 31, 2025.

●	$3,470,000 in gross proceeds from the issuance of Series A Convertible Redeemable Preferred Stock (PIPE Financing), and
●	$(3,075,000) for the repurchase of 6,250,000 shares of common stock.

The Management’s Discussion and Analysis (“MD&A”) is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Intellectual property, including license agreements, is recorded at cost and amortized over the estimated useful life of the license using the straight-line method. The Company evaluates its intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, in accordance with ASC 360. During the year ended December 31, 2025, management determined that the carrying value of the intellectual property was not recoverable and recorded a full impairment charge of $2,550,000. As a result, the Company had no remaining intellectual property balance as of December 31, 2025 or March 31, 2026, and accordingly no amortization expense was recorded during the three months ended March 31, 2026. No impairment charges were recorded during the three months ended March 31, 2026 or March 31, 2025.

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

Mezzanine Equity – Redeemable Preferred Stock

The Company’s Series A Convertible Redeemable Preferred Stock is classified outside of permanent equity (“mezzanine equity”) in accordance with ASC 480-10-S99, as the preferred stock is redeemable upon the occurrence of events not solely within the Company’s control. The preferred stock is initially recorded at the proceeds allocated to it upon issuance and is subsequently adjusted to its redemption value at each reporting period end through charges to accumulated deficit. The accretion to redemption value is treated as a deemed dividend and is reflected as an adjustment to net loss to arrive at net loss attributable to common stockholders in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company recorded accretion of $1,844,607 to reflect the Series A Preferred Stock at its redemption value.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and will be effective for the Company’s annual periods beginning January 1, 2026. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition. Please refer to Note 12, Income taxes for the inclusion of the new required disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2026.

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

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the following deficiencies that we believe to be material weaknesses.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk factors.

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance, or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our Form 10-K filed with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered sales of equity securities and use of proceeds.

Other than as described in our Current Reports on Form 8-K filed with the SEC, we have not completed any additional unregistered sales of equity securities.

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

As of March 31, 2026, the Company has utilized a portion of the net proceeds from the offering to support its operations and transition to a public company. Such expenditures included working capital and operating expenses, including payroll and general corporate expenses, legal and accounting fees associated with public company reporting and compliance, product development and commercialization activities, repayment of certain outstanding indebtedness, and other administrative expenses.

Given the timing of the offering in November 2025, a significant portion of the net proceeds remained unutilized and was held as cash and cash equivalents as of March 31, 2026 to support ongoing operations. The Company intends to continue to use the remaining proceeds for general corporate purposes, including supporting ongoing operations, product development, and potential strategic initiatives.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

None.

Item 5. Other information.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2026).
3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
10.1	License Agreement, dated December 31, 2025, by and between the Company and Itonis Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2026)
10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
10.4	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 24, 2026).
31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caring Brands, Inc.

Date: May 12, 2026	By:	/s/ Glynn Wilson
Dr. Glynn Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Brian S John
Brian S John
Interim Chief Financial Officer and Chairman
(Principal Financial and Accounting Officer)

