Form 10-Q
period 2026-06-30
Caring Brands, Inc.
filed 2026-08-13
CIK 2020737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 13, 2026 was 10,368,226 shares.

Caring Brands, Inc.

Form 10-Q

For the Quarter ended June 30, 2026

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Form 10-Q

For the Quarter ended June 30, 2026

iv

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,820,365	$2,189,232
Inventory, net	12,807	12,807
Prepaid expenses and other current assets	76,451	124,779
TOTAL CURRENT ASSETS	1,909,623	2,326,818

TOTAL ASSETS	$1,909,623	$2,326,818

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	293,805	170,351
Accrued expenses and other current liabilities	90,841	6,493
TOTAL CURRENT LIABILITIES	384,646	176,844

NON CURRENT LIABILITIES
Long-term debt, net	-	58,650
TOTAL NON CURRENT LIABILITIES	-	58,650

TOTAL LIABILITIES	$384,646	$235,494

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

MEZZANINE EQUITY
Series A Convertible Redeemable preferred stock, $0.001 par value, 4,500 shares and 0 shares authorized as of June 30, 2026 and December 31, 2025, respectively, 4,233 shares and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4,232,686	-
TOTAL MEZZANINE EQUITY	4,232,686	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value of $0.001 per share; 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	$-	$-
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 9,091,506, and 14,761,925 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively *	9,092	14,762
Additional paid-in capital	6,963,403	9,135,341
Common stock payable	258,780	83,003
Subscription receivable	(800)	(800)
Receivable from related party for stock repurchase	(150,000)	-
Accumulated deficit	(9,788,184)	(7,140,982)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,707,709)	2,091,324

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,909,623	$2,326,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Revenue	$-	$1,587	$-	$3,056
Cost of revenue	-	722	-	1,400
Gross profit	-	865	-	1,656

Selling, general and administrative expenses	26,187	21,331	114,723	51,490
Payroll expense	414,186	489,114	1,514,886	856,147
Professional service fees	198,364	75,003	730,627	142,945
Depreciation and amortization	-	75,000	-	150,000
Total operating expenses	638,737	660,448	2,360,236	1,200,582

Operating loss	(638,737)	(659,583)	(2,360,236)	(1,198,926)

Other income (loss)	50	(1,000)	62	-
Interest income (expense), net	(39)	-	(287,028)	(427)
Total other income (expense)	11	(1,000)	(286,966)	(427)

Net loss	$(638,726)	$(660,583)	$(2,647,202)	$(1,199,353)

Accretion to redeemable preferred equity	$217,753	$-	$2,062,360	$-
Dividends on Series A preferred stock	78,540	-	88,508	-

Net Loss attributable to common stockholders	$(935,019)	$(660,583)	$(4,798,070)	$(1,199,353)

Net loss per share attributable to common stockholders - basic	$(0.10)	$(0.05)	$(0.41)	$(0.09)
Net loss per share attributable to common stockholders - diluted	$(0.10)	$(0.05)	$(0.41)	$(0.09)

Weighted average shares outstanding - basic	8,994,253	13,336,471	11,705,727	13,276,331
Weighted average shares outstanding - diluted	8,994,253	13,336,471	11,705,727	13,276,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Unaudited)

								Receivable from related		Total
					Additional	Common		party for		Stockholders’
	Mezzanine Equity		Common Stock		Paid-in	stock	Subscription	stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	payable	Receivable	repurchase	deficit	(Deficit)
Balance, December 31, 2024	-	-	13,110,000	13,110	4,541,057	-	-	-	(862,791)	3,691,376
Restricted stock-based compensation	-	-	225,000	225	224,775	-	-	-	-	225,000
Net loss	-	-	-	-	-	-	-	-	(538,770)	(538,770)
Balance, March 31, 2025	-	-	13,335,000	13,335	4,765,832	-	-	-	(1,401,561)	3,377,606
Issuance of shares	-	-	1,525	2	5,998	-	-	-	-	6,000
Shares sold on subscription			400	-	1,600	-	(1,600)	-	-	-
Common stock to be issued	-	-	-	-	-	382,000	-	-	-	382,000
Net loss	-	-	-	-	-	-	-	-	(660,583)	(660,583)
Balance, June 30, 2025	-	-	13,336,925	13,337	4,773,430	382,000	(1,600)	-	(2,062,144)	3,105,023

Balance, December 31, 2025	-	-	14,761,925	14,762	9,135,341	83,003	(800)	-	(7,140,982)	2,091,324
Share issued for debt conversion	-	-	299,581	300	350,067	-	-	-	-	350,367
Share issued for common stock payable	-	-	30,000	30	59,970	(60,000)	-	-	-	-
Common stock payable for services and settlements	-	-	-	-	-	514,557	-	-	-	514,557
Repurchase and cancellation of common stock from related parties	-	-	(6,250,000)	(6,250)	(3,068,750)	-	-	-	-	(3,075,000)
Stock-based compensation loss on stock repurchased from related parties	-	-	-	-	137,500	-	-	-	-	137,500
Restricted stock-based compensation, net	-	-	-	-	288,015	-	-	-	-	288,015
Stock option compensation	-	-	-	-	28,957	-	-	-	-	28,957
Warrants issued for Series A Convertible Redeemable preferred stock	-	-	-	-	1,525,133	-	-	-	-	1,525,133
Dividends on Series A preferred stock	-	-	-	-	(9,968)	-	-	-	-	(9,968)
Proceeds allocated to Series A Preferred Stock	3,789	1,944,867	-	-	-	-	-	-	-	-
Accretion to redemption value	-	1,844,607	-	-	(1,844,607)	-	-	-	-	(1,844,607)
Net loss	-	-	-	-	-	-	-	-	(2,008,476)	(2,008,476)
Balance, March 31, 2026	3,789	3,789,474	8,841,506	8,842	6,601,658	537,560	(800)	-	(9,149,458)	(2,002,198)
Shares issued for settlement of dispute, net	-	-	250,000	250	278,530	(278,780)	-	-	-	-
Restricted stock-based compensation, net	-	-	-	-	181,801	-	-	-	-	181,801
Stock option compensation	-	-	-	-	23,166	-	-	-	-	23,166
Dividends on Series A preferred stock	-	-	-	-	(78,540)	-	-	-	-	(78,540)
Warrants issued for Series A Convertible Redeemable preferred stock	-	-	-	-	174,541	-	-	-	-	174,541
Advance for repurchase of common stock	-	-	-	-	-	-	-	(150,000)	-	(150,000)
Proceeds allocated to Series A Preferred Stock	444	225,459	-	-	-	-	-	-	-	-
Accretion to redemption value	-	217,753	-	-	(217,753)	-	-	-	-	(217,753)
Net loss	-	-	-	-	-	-	-	-	(638,726)	(638,726)
Balance, June 30, 2026	4,233	4,232,686	9,091,506	9,092	6,963,403	258,780	(800)	(150,000)	(9,788,184)	(2,707,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Cash flows from operating activities:
Net loss	$(2,647,202)	$(1,199,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	150,000
Amortization of debt discounts	141,350	-
Stock-based compensation	1,036,496	-
Stock-based compensation loss on stock repurchased from related parties	137,500	-
Shares issued for services	-	607,000
Changes in operating assets and liabilities:
Inventory, net	-	642
Prepaid expenses and other current assets	48,328	(4,891)
Accounts payable	123,454	6,935
Accrued expenses and other current liabilities	146,207	(11,438)
Net cash used in operating activities	(1,013,867)	(451,105)

Cash flows from financing activities:
Related party loan payable	-	50,000
Proceeds from shares	-	6,000
Proceeds from PIPE financing, net	3,870,000	-
Advance for repurchase of common stock	(150,000)	-
Repurchase of common stock	(3,075,000)	-
Net cash provided by financing activities	645,000	56,000

Net decrease in cash and cash equivalents	(368,867)	(395,105)

Cash and cash equivalents, beginning of period	2,189,232	468,998

Cash and cash equivalents, end of period	$1,820,365	$73,893

Supplemental disclosure of non-cash investing and financing activities:
Common stock sold on subscription	$-	$1,600
Share issued for common stock payable	$60,000	$-
Share issued for debt conversion	$350,367	$-
Accretion of Series A preferred stock to redemption value	$2,062,360	$-
Dividends accrued on Series A Convertible Preferred Stock	$88,508	$-

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

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended June 30, 2026, the Company incurred a net loss of $2,647,202 and used $1,013,867 of cash in operating activities. As of June 30, 2026, the Company had cash and cash equivalents of $1,820,365 and an accumulated deficit of approximately $9,788,184. The Company has generated minimal revenues to date and continues to incur operating losses as it advances its business plan. On July 17, 2026, the Company received a delisting determination from the Nasdaq Stock Market LLC (see Note 13). The Company has generated minimal revenues to date.

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

As of June 30, 2026, the Company had no contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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

No impairment charge was recorded for the three and six months ended June 30, 2026.

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

The Series A convertible preferred stock (“Series A Preferred Stock”) was accounted for as mezzanine equity in accordance with ASC 480. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company incurred losses of $2,647,202 and $1,199,353 for the six months ended June 30, 2026 and 2025, respectively. Using a 21% tax rate at the balance sheet date, the Company’s deferred tax asset as of June 30, 2026 and December 31, 2025 would be $1,809,017, and $1,499,644 respectively with a valuation allowance of $1,809,017, and $1,499,644.

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

In addition to the related party relationships described above, during the six months ended June 30, 2026, the Company repurchased shares of its common stock from certain related parties, including Brian S. John, Tyler Moore, and NovoDX, in connection with the Company’s Series A Convertible Preferred Stock private placement. See Note 10 - Stockholders’ Equity and Mezzanine Equity for further detail regarding these transactions.

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

Note 3 - Cash and Cash Equivalents

As of June 30, 2026 and December 31, 2025, the Company had a cash balance of $1,820,365 and $2,189,232 respectively.

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

As of June 30, 2026 the Company had no remaining intangible asset balance.

As of December 31, 2025 the Company had the following intangible asset balances:

	Estimated useful life	Gross carrying amount	Accumulated amortization	Impairment Loss	Net carrying amount
Intellectual property - license	10 years	$3,000,000	$(450,000)	$(2,550,000)	$-
Total intangibles		$3,000,000	$(450,000)	$(2,550,000)	$-

Amortization expense was $0 and $150,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Note 6 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll and payroll taxes	$2,333	$1,749
Accrued interest	-	4,744
Accrued dividend	88,508	-
Total	$90,841	$6,493

Note 7 - Debt

The Company’s outstanding debt as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025
Term loan	$-	$200,000
Total debt	-	200,000
Less: deferred financing fee	-	(141,350)
Total debt, net of issuance costs	-	58,650
Less: current portion	-	-
Long-term portion of debt	$-	$58,650

Term Loan

On August 6, 2025, the Company entered into a convertible promissory note for the amount of $200,000 with Greentree Financial Group, Inc (“Greentree Promissory Note”). The Greentree Promissory Note has an annual interest rate of 10% and the Greentree Promissory Note can be drawn in up to four tranches with the maturity date being five years from the date the respective tranche was drawn. The term of the agreement allows Greentree Financial Group, Inc. to convert all outstanding note balances, plus any outstanding interest charges and late fees, into our shares of Common Stock at a conversion price of $2.00 per share, or the latest sale price of Common Stock, whichever is less. The loan includes a 10% original issue discount, a one-time legal fee of $10,000, and a one-time grant of 25,000 shares of common stock. The common stock was issued to Greentree Financial Group, Inc. as of the date of the contract, with a fair value of $1.75 per share and was recorded as a deferred financing fee. We also issued 200,000 warrants to purchase shares of Common Stock with an exercise price of $4.00 per share. The warrants issued under the Greentree Promissory Note expire on August 6, 2030. As of December 31, 2025, we have drawn $200,000 on the Greentree Promissory Note to pay for working capital needs of the business. The Company drew two $60,000 tranches and one $80,000 on the Greentree Promissory Note on August 13, 2025, September 12, 2025 and October 15, 2025, respectively. The maturity dates for these tranches are August 12, 2030, September 11, 2030, and October 14, 2030, respectively. Included in the issuance of this debt were discounts related to stock issued with a fair market value of $43,750 and an original issue discount of $30,000. The warrants had a fair value of $155,154, and $74,267 was recorded as a debt discount and is being amortized to interest expense over the term of the note. On March 23, 2026, the holder elected to convert the entire outstanding balance of the note into equity. Pursuant to the conversion notice, the Company issued 299,581 shares of common stock at a conversion price of $2.00 per share, resulting in the full settlement of the note with no remaining principal balance outstanding. In connection with the conversion, the Company recognized $148,867 of guaranteed interest on the note and $141,350 of unamortized debt discount as interest expense, both credited to additional paid-in capital upon conversion.

Related Party Notes Payable

On June 5, 2025, we entered into a short-term loan agreement with our CEO, Dr. Glynn Wilson, to provide short-term working capital funding to the business. The loan is for an aggregate of $50,000, due on November 5, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of June 30, 2026.

On July 24, 2025, we entered into a short-term loan agreement with our Chairman of the Board, Mr. Brian John, to provide short-term working capital funding to the business. The loan is for an aggregate of $25,000, due on December 24, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of June 30, 2026.

Loan with Safety Shot, a Related Party

During 2024, Safety Shot, a related party and significant shareholder of the Company, paid certain operating expenses on behalf of the Company totaling $78,980. These payments were initially recorded as a payable to the related party. During the year ended December 31, 2025, Safety Shot waived its right to reimbursement of these amounts. As a result, the Company recognized settlement of related party obligations of $78,980 as additional paid in capital for the year ended December 31, 2025. As of June 30, 2026, no amounts remain outstanding related to these transactions.

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

Legal contingencies

On March 10, 2026, the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with NovoDX Corporation to resolve certain disputes between the parties, concerning (i) 3,500,000 shares of Company’s common stock that NovoDX owns (the “CABR Shares”) and claims it has the right to sell without restriction; and (ii) assertions of fraud and misrepresentation by NovoDX with respect to the Research Collaboration and Exclusive License Agreement made and effective as of June 30 2024, between the parties (the “License Agreement”), which assertions NovoDX claims are false and baseless (the “Dispute”). Pursuant to the Settlement Agreement, the parties have agreed to settle the claims and matters related to the Dispute and agreed to mutual releases. Concurrent to the Settlement Agreement, the parties also entered into a stock purchase agreement effective March 19, 2026, pursuant to which stock purchase agreement, NovoDX agreed to sell to the Company and the Company agreed to purchase from NovoDX its holding of 3,500,000 shares of the Company’s common stock for an aggregate purchase price of $1,075,000 in cash. The purchase price of $1,075,000 was paid in cash on March 20, 2026, and the 3,500,000 shares were returned to the Company and cancelled on March 27, 2026.

On April 30, 2026, the Company entered into a settlement agreement with D. Boral Capital LLC to resolve a dispute arising from the Company’s November 2025 underwritten public offering. Under the terms of the agreement, the Company issued 100,000 shares of its common stock on May 4, 2026 and paid $100,000 in cash on May 6, 2026 in full and final settlement of all amounts claimed. The settlement resulted in the extinguishment of $92,780 of common stock payable during the three months ended June 30, 2026.

On May 1, 2026, the Company entered into a Settlement Agreement and General and Mutual Release with its former Chief Financial Officer, Tyler Moore, to resolve disputes relating to his prior employment and equity compensation. Under the terms of the agreement, the Company issued 150,000 shares of its common stock to Mr. Moore on May 8, 2026 from the Company’s Form S-8 registration statement covering the 2024 Equity Incentive Plan. The settlement shares were issued in full satisfaction of any compensation or other amounts that may have been owed to Mr. Moore, and the agreement includes mutual releases of claims between the parties. The settlement resulted in the extinguishment of $186,000 of common stock payable during the three months ended June 30, 2026.

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

As of June 30, 2026, the Company had the following potentially dilutive securities outstanding:

●	Series A preferred stock: 10,803,358 shares (See Note 10)
●	Common stock payable: 300,000 shares (See Note 10)
●	Warrants: 12,866,317 shares (See Note 10)
●	Stock options: 175,000 shares (See Note 10)
●	Restricted stock units(“RSUs”): 522,592 shares

Potentially dilutive securities include convertible debt, common stock payable, warrants, stock options, and restricted stock units. For the three and six months ended June 30, 2026 and 2025, these instruments were excluded from the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	For the Six Months Ended June 30,
	2026	2025
NUMERATOR:
Net loss	$(2,647,202)	$(1,199,353)
Accretion to redeemable preferred equity	2,062,360	-
Dividends on Series A preferred stock	88,508	-
Net loss attributable to common stockholders	$(4,798,070)	$(1,199,353)
Adjustments:	-	-
Net loss attributable to common stockholders	$(4,798,070)	$(1,199,353)
DENOMINATOR:
Weighted average number of common shares outstanding – Basic and Diluted *	11,705,727	13,276,331
LOSSES PER SHARE:
Basic net loss per common share	$(0.41)	$(0.09)

Diluted net loss per common share	$(0.41)	$(0.09)

	For the Three Months Ended June 30,
NUMERATOR:	2026	2025
Net loss	$(638,726)	$(660,583)
Accretion to redeemable preferred equity	217,753	-
Dividends on Series A preferred stock	78,540	-
Net loss attributable to common stockholders	$(935,019)	$(660,583)
Adjustments:
Add back dividends on Series A preferred stock	-	-
Net loss attributable to common stockholders	$(935,019)	$(660,583)
DENOMINATOR:
Weighted average number of common shares outstanding - Basic	8,994,253	13,336,471
LOSSES PER SHARE:
Basic net loss per common share	$(0.10)	$(0.05)

Diluted net loss per common share	$(0.10)	$(0.05)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, RSUs and Series A preferred stock as the Company had a net loss for the three and six months ended June 30, 2026 and 2025.

Note 10 – Stockholders’ Equity and Mezzanine Equity

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.001 authorized and has 9,091,506 and 14,761,925 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. The cumulative changes to equity since inception include:

●	During the six months ended June 30, 2026, the Company issued 299,581 shares of common stock to Greentree Financial Group, Inc. upon full conversion of the convertible promissory note originally dated August 6, 2025, $2.00 per share for principal of $200,000 and fees of $1,500. Guaranteed interest of $148,867 was converted at the alternate conversion price of $0.7487 calculated as 90% of the lowest VWAP of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. The conversion prices were within the contractual terms of the note agreement. The conversion resulted in the full extinguishment of the outstanding obligation, including principal of $200,000 and guaranteed interest of $148,867. The aggregate carrying value of $350,367 settled was credited to stockholders’ equity, consisting of common stock at par value of $300 and additional paid-in capital of $350,067, resulting in the complete settlement of the related debt with no gain or loss recognized on conversion.
●

On March 24, 2026, the Company issued 30,000 shares of common stock to settle previously recognized stock payable related to consulting services incurred during the year ended December 31, 2025, resulting in settlement of stock payable in the amount of $60,000.

●	On May 4, 2026, the Company issued 100,000 shares of common stock to D. Boral Capital LLC pursuant to a settlement agreement dated April 30, 2026, in full and final settlement of a dispute arising from the Company’s November 2025 underwritten public offering. The shares had a fair value of $92,780 on the settlement agreement date recorded as stock-based compensation. See Note 8 – Commitments and Contingencies.
●	On May 8, 2026, the Company issued 150,000 shares of common stock to its former Chief Financial Officer pursuant to a Settlement Agreement and General and Mutual Release dated May 1, 2026. The shares had a fair value of $186,000 on the settlement agreement date recorded as stock-based compensation. See Note 8 – Commitments and Contingencies.

Repurchase of Shares from Related Party - During the six months ended June 30, 2026, the Company entered into multiple stock repurchase agreements with certain related party shareholders in connection with the Company’s Series A Convertible Preferred Stock private placement (the “PIPE” offering). Pursuant to these agreements, the Company repurchased and retired an aggregate of 6,250,000 shares of common stock for total consideration of $3,075,000 in cash. These transactions included:

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

Receivable from Related Party for Stock Repurchase – As of June 30, 2026, the Company had advanced $150,000 in respect of the repurchase and retirement of 150,000 shares of the Company’s common stock held by insiders, as required by the use-of-proceeds provisions of the Securities Purchase Agreement dated May 29, 2026. Because the Company’s obligation to apply these proceeds to reacquire a fixed number of its own shares was established by that agreement prior to June 30, 2026, the advance does not represent a recoverable asset and has been recorded as a reduction of stockholders’ equity, as of June 30, 2026. The 150,000 shares remained outstanding as of June 30, 2026 and had not been cancelled. See Note 13 – Subsequent Events.

Preferred Stock – The Company has 1,000,000 shares of preferred stock, par value $0.001 authorized. There were no shares issued and outstanding as of June 30, 2026 and December 31, 2025.

Series A Convertible Preferred Stock - Mezzanine Equity

On March 19, 2026, the Company designated 4,000 shares of its preferred stock as Series A Convertible Preferred Stock, with a stated value of $1,000 per share. On July 10, 2026, the Company filed an amendment to the Certificate of Designation, increasing the number of designated Series A shares from 4,000 to 4,500. See Note 13 – Subsequent Events.

On March 19, 2026, the Company entered into a Securities Purchase Agreement in connection with a private investment in public equity (the “PIPE Offering”), pursuant to which the Company issued 3,789.474 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with a stated value of $1,000 per share, for an aggregate stated value of $3,789,474, together with warrants to purchase 9,473,685 shares of common stock at an exercise price of $0.40 per share. The purchase price was $950 per share, resulting in gross proceeds of approximately $3.5 million after giving effect to a 5% original issue discount.

The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.40 per share, subject to certain limitations and adjustments, including beneficial ownership limitations and shareholder approval requirements.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to liquidation. In addition, the Series A Preferred Stock includes redemption provisions that allow the holder to require cash redemption upon the occurrence of specified triggering events. The Series A Preferred Stock is redeemable at the option of the holder upon the occurrence of a Triggering Event, defined as (i) the objection or rejection by the Trading Market, any Governmental Entity, or any regulatory or self-regulatory agency of any of the transactions contemplated by the Securities Purchase Agreement on or before December 31, 2026, or (ii) the failure of any regulatory or self-regulatory agency to approve all such transactions, if any such approval is required, on or before December 31, 2026. Upon the occurrence and continuance of a Triggering Event, following a ten (10) day opportunity to cure, the holder may require the Company to redeem all or any portion of the Series A Preferred Stock at a redemption price equal to 100% of the consideration paid, plus any accrued but unpaid dividends and all other costs and expenses, including legal fees, incurred in connection with the Triggering Event (the “Triggering Redemption Amount”). The Triggering Redemption Amount is due and payable within ten (10) Trading Days of the holder’s redemption notice. If the Company fails to pay the Triggering Redemption Amount when due, interest accrues at the lesser of 10% per annum or the maximum rate permitted by applicable law until paid in full. As of June 30, 2026, the base Triggering Redemption Amount was approximately $4.2 million, exclusive of accrued dividends, legal fees, and other applicable costs, which could increase the total redemption obligation. Due to the existence of redemption features that are not solely within the control of the Company, the Series A Preferred Stock is classified as mezzanine equity in accordance with ASC 480-10-S99 (SEC Staff guidance).

On April 7, 2026, the Company received a Staff Delisting Determination letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Rule”), nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. For the periods that management determined it was probable that the Preferred Shares would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in mezzanine equity on the consolidated balance sheets. For the reporting period through June 30, 2026, all Preferred Shares were recognized at their maximum redemption value. During the six months ended June 30, 2026 and 2025, the Company recognized $2,062,360 and nil, respectively, in accretion of the Preferred Shares to redemption value within mezzanine equity on the consolidated balance sheets.

As of June 30, 2026, there were 4,233 shares of Series A Preferred Stock issued and outstanding, carried at an aggregate redemption value of $4,232,686.

On May 29, 2026, the Company entered into a second Securities Purchase Agreement under the PIPE Offering with an accredited investor, pursuant to which the Company agreed to issue 444 shares of Series A Preferred Stock with an aggregate stated value of $443,212, together with warrants to purchase 1,052,632 shares of common stock at an exercise price of $0.40 per share, for an aggregate purchase price of $400,000 after giving effect to a 5% original issue discount. The subscription proceeds of $400,000 were received in June 2026, and the final transaction documents were executed in July 2026 (see Note 13 – Subsequent Events). Consistent with the initial tranche, the proceeds were allocated between the Series A Preferred Stock and the warrants, and the preferred stock was accreted to its redemption value of $443,212 as of June 30, 2026.

Holders of the Series A Preferred Stock are entitled to an 8% dividend payable in cash or shares of common stock at the holder’s option. In addition, holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. As of June 30, 2026, the accrued dividend was $ 88,508.

Common Stock Payable – The Company entered into consulting agreements under which it committed to issue shares of common stock for services rendered. As of June 30, 2026, the Company had recorded an aggregate of $258,780 in common stock payable, representing the fair value of shares committed but not yet issued under various consulting, employment settlement, and contractual settlement agreements, as further described below.

The Company entered the following consulting agreements:

●	Under the first agreement, 30,000 shares were committed with a total fair value of $60,000. These shares were issued on March 24, 2026 as a settlement of stock payable in the amount of $60,000. Under the second agreement, 300,000 shares were committed with a total fair value of $258,780. As of June 30, 2026, all 300,000 shares were payable and the full fair value has been recognized as common stock payable.
●	On September 4, 2025, the Company entered into an employment agreement with Mr. Tyler Moore, who served as the Company’s Chief Financial Officer until his resignation on January 5, 2026. Following his resignation, disputes arose between the parties regarding Mr. Moore’s equity compensation entitlement under the employment agreement. On May 1, 2026, the Company entered into a settlement agreement with Tyler Moore. The settlement agreement resolves disputes regarding Tyler Moore’s equity compensation under the employment agreement. Pursuant to the settlement agreement, the Company agreed to issue to Tyler Moore 150,000 shares of the Company’s common stock as equity compensation, and accordingly recognized $186,000 of stock-based compensation, recorded as common stock payable, representing the fair value of the shares on the settlement date. The 150,000 settlement shares were issued on May 8, 2026, and the related common stock payable of $186,000 was extinguished (see Note 8 – Commitments and Contingencies).

●	On April 30, 2026, the Company entered into a Settlement Agreement and General and Mutual Release (the “Settlement Agreement”) with D. Boral Capital (“D. Boral”). The Settlement Agreement resolves disputes arising from the Company’s completion of a private placement of its Series A Preferred Stock on March 19, 2026, which violated certain lock-up restrictions under the Underwriting Agreement dated November 12, 2025, prohibiting the Company from offering any of its securities for sale prior to May 12, 2026. Pursuant to the Settlement Agreement, the Company agreed to issue to D. Boral 100,000 shares of the Company’s common stock and to pay $100,000 in cash, in full and final satisfaction of any payment, stock issuance, or other compensation that may be owed to D. Boral under the Underwriting Agreement or otherwise. In consideration of such issuance and payment, D. Boral irrevocably and unconditionally released, acquitted, and forever discharged the Company and its principals from any and all claims, demands, rights, and causes of action. Because the shares and cash represent compensation for a contractual breach that occurred on March 19, 2026, the Company determined that date to be the measurement date for the shares. The fair value of the 100,000 shares on March 19, 2026 was $92,780. The 100,000 shares were issued on May 4, 2026 and, together with the $100,000 cash payment made on May 6, 2026, the related common stock payable of $92,780 was extinguished upon settlement (see Note 8).
●	On December 23, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Genesis One Holdings, LLC (“Genesis One” or the “Consultant”) for consulting services to be provided to the Company over a term of 90 days. As compensation for such services, the Consultant is entitled to receive 100,000 shares of the Company’s common stock per month as a fully paid engagement fee, together with a cash fee of $100,000 per month. On December 29, 2025, the Company paid the first monthly cash instalment of $100,000 and recorded the related stock-based compensation and consulting expense. During the three months ended March 31, 2026, the Company recognized $200,000 in cash consulting fees, accrued in accounts payable, and $235,777 in stock-based compensation representing the fair value of shares earned during the period. As of June 30, 2026, the shares had not yet been issued and the corresponding obligation has been recorded as common stock payable.

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

In connection with the PIPE Offering on March 19, 2026, the Company issued an aggregate of 9,473,685 warrants to purchase shares of its common stock. The warrants have an exercise price of $0.40 per share, are exercisable immediately upon issuance, and expire five years from the date of issuance. The relative fair value allocated to these warrants of $1,525,133 was recorded as additional paid-in capital. The warrants were issued as part of the private placement transaction and are subject to certain beneficial ownership limitations.

On May 29, 2026, in connection with the second tranche of the PIPE Offering, the Company issued an additional 1,052,632 warrants to purchase shares of its common stock. The warrants have an exercise price of $0.40 per share, are exercisable immediately upon issuance, and expire five years from the date of issuance. The relative fair value allocated to these warrants of $174,541 was recorded within additional paid-in capital.

As of June 30, 2026, the Company had a total of 12,866,317 warrants outstanding, with a weighted average exercise price of $0.89 and an aggregate intrinsic value of $8,842,106 based on the closing price of the Company’s common stock on June 30, 2026.

The fair value of the warrants using the Black-Scholes Model with the following variables:

●	Stock Price - $0.93 - $1.75
●	Exercise Price - $0.40 - $4.00
●	Volatility – 72.30% - 78.45%
●	Term –5 years
●	Risk Free Rate of Return – 3.55% - 4.13%

Stock Options – During the year ended December 31, 2025, the Company granted an aggregate of 175,000 stock options to directors. The options have exercise prices ranging from $1.13 to $1.24 per share, with a weighted-average exercise price of approximately $1.19 per share, and a contractual term of five years.

The total grant-date fair value of the options issued during 2025 was approximately $103,348. The Company recognized stock-based compensation expense of $52,123 and $23,166 related to these grants during the six and three months ended June 30, 2026, respectively. All option-related compensation cost has been fully recognized, and there was no remaining unamortized compensation expense as of June 30, 2026.

As of June 30, 2026, the Company had 175,000 stock options outstanding, with a weighted-average exercise price of approximately $1.19 per share and a weighted-average remaining contractual life of approximately 4.4 years. All 175,000 options outstanding were exercisable as of June 30, 2026, with a weighted-average exercise price of approximately $1.19 per share. The options outstanding had no aggregate intrinsic value as of June 30, 2026.

The fair value of the stock options using the Black-Scholes Model with the following variables. The expected term is calculated using a simplified method for plain vanilla options:

●	Stock Price - $1.13
●	Exercise Price - $1.13 - $1.243
●	Volatility – 84.77% - 86.71%
●	Expected Term – 2.5 – 2.75 years
●	Risk Free Rate of Return – 3.54% - 3.55%

Restricted Stock Units – During the year ended December 31, 2025, the Company granted an aggregate of 822,592 restricted stock units (“RSUs”) to employees and service providers. The RSUs were granted at a fair value of $1.13 per share and vest over periods through December 2026.

The total grant-date fair value of the RSUs issued during 2025 was approximately $929,529. The Company forfeited a total of 300,000 RSUs during the six months ended June 30, 2026 and recognized stock-based compensation expense of $469,816 and $181,801 related to these RSUs during the six and three months ended June 30, 2026, respectively. The remaining unrecognized compensation expense of approximately $23,290 will be recognized over the remaining vesting period. As of June 30, 2026, the Company had 522,592 RSUs outstanding.

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

	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025
Gross profit	$-	$1,656
Less:
Professional fees	730,627	142,945
Payroll expense	1,514,886	856,147
Selling, general and administrative expenses	114,723	51,490
Interest expense, net	287,028	427
Depreciation and amortization	-	150,000
Other income	(62)	-
Segment net loss	(2,647,202)	(1,199,353)
Reconciliation of profit or loss	-	-
Adjustments and reconciling items	-	-
Consolidated net loss	$(2,647,202)	$(1,199,353)

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025
Gross profit	$-	$865
Less:
Professional fees	198,364	75,003
Payroll expense	414,186	489,114
Selling, general and administrative expenses	26,187	21,331
Interest expense, net	39	-
Depreciation and amortization	-	75,000
Other (income) loss	(50)	1,000
Segment net loss	(638,726)	(660,583)
Reconciliation of profit or loss	-	-
Adjustments and reconciling items	-	-
Consolidated net loss	$(638,726)	$(660,583)

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

As of June 30, 2026 and December 31, 2025, the Company has not recorded any uncertain tax positions in the accompanying financial statements.

The effective U.S. federal corporate income tax rate for the six months ended June 30, 2026 and the year ended December 31, 2025 was 21%.

As of June 30, 2026, the Company had net operating loss carryforwards of approximately $8,614,368, compared to $7,141,162 as of December 31, 2025. These net operating losses may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code due to ownership changes and stock issuances.

The significant components of the Company’s deferred tax assets were as follows:

	June 30, 2026	December 31, 2025
Deferred Tax Asset	$1,809,017	$1,499,644
Valuation Allowance	(1,809,017)	(1,499,644)
Net Deferred Tax Asset	$-	$-

As of June 30, 2026, the Company recorded a deferred tax asset of $1,809,017 primarily related to federal net operating loss carryforwards. Due to the Company’s cumulative losses and the lack of sufficient positive evidence to support realization, management determined that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance of $1,809,017 has been recorded as of June 30, 2026.

As of December 31, 2025, the Company recorded a full valuation allowance of $1,499,644 against its deferred tax assets.

The Company recorded no provision for income taxes for the six months ended June 30, 2026 and 2025 due to operating losses and the establishment of a full valuation allowance against its deferred tax assets.

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

Special Meeting of Stockholders

On July 9, 2026, the Company held a Special Meeting of Stockholders at which stockholders approved (i) the Additional Investment Right under the PIPE Offering, (ii) the issuance of shares of common stock upon conversion of the Series A Preferred Stock and exercise of the related warrants in excess of 19.99% of the shares outstanding prior to the PIPE Offering, and (iii) an increase in the number of authorized shares of common stock from 100,000,000 to 500,000,000.

Amendment to Certificate of Designation and Completion of Second PIPE Tranche

On July 10, 2026, the Company filed an amendment to the Certificate of Designation for the Series A Preferred Stock with the Secretary of State of the State of Nevada, increasing the number of designated Series A shares from 4,000 to 4,500. Also on July 10, 2026, the Company and the investor executed the final transaction documents for the second tranche of the PIPE Offering described in Note 10, covering the 444 shares of Series A Preferred Stock and 1,052,632 warrants for which subscription proceeds of $400,000 were received in June 2026.

Share Redemption Agreement with Related Party

As contemplated by the use-of-proceeds provisions of the Securities Purchase Agreement governing the PIPE Offering described in Note 10, the Company was required to apply approximately $150,000 of the proceeds to retire 150,000 shares of common stock held by insiders. The Company advanced the $150,000 prior to June 30, 2026, and the amount has been recorded as a reduction of stockholders’ equity as of June 30, 2026 (see Note 10).

On July 10, 2026, the Company entered into a share redemption agreement with BK Investments, an entity affiliated with Mr. Brian John, the Company’s Interim Chief Financial Officer, providing for the repurchase and retirement of the 150,000 shares for aggregate consideration of $150,000. On July 16, 2026, the repurchase was completed and the 150,000 shares were cancelled and retired. The par value of the cancelled shares was reclassified within stockholders’ equity. No further charge to stockholders’ equity was recognized upon closing, as the consideration had been recorded in the period the advance was made.

Issuance of Shares Upon Vesting of Restricted Stock Units

On July 13, 2026, the Company issued an aggregate of 476,720 shares of common stock upon the vesting and settlement of previously granted restricted stock units including, 126,720 shares issued to Dr. Glynn Wilson, the Company’s Chief Executive Officer.

Conversion of Series A Preferred Stock

Subsequent to June 30, 2026, the holder of the Company’s Series A Preferred Stock converted portions of its Series A Preferred Stock into shares of the Company’s common stock in accordance with the terms of the Series A Preferred Stock described in Note 10. In connection with such conversions, the Company issued 300,000 shares of common stock on July 16, 2026, 450,000 shares on July 28, 2026, 150,000 shares on July 31, 2026, and 50,000 shares on August 6, 2026, for an aggregate of 950,000 shares of common stock.

Nasdaq Listing Update

On July 17, 2026, the Company received a delisting determination from the Nasdaq Listing Qualifications Department relating to the previously disclosed stockholders’ equity deficiency. The Company requested a hearing before a Nasdaq Hearings Panel, which stayed any suspension or delisting action pending the hearing, which hearing is scheduled for August 25, 2026. There can be no assurance that the Company will regain compliance with the applicable listing requirements.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Form 10-K, Part I, “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Cautionary Statement Regarding Forward-Looking Information” in our Form 10-K.

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

Results of operations

The following table sets forth our consolidated statements of operations data in dollars for the periods presented:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Summary Statement of Operations Data
Revenue	$-	$1,587
Cost of revenue	-	722
Gross profit (loss)	-	865
Total operating expenses	638,737	660,448
Operating loss	(638,737)	(659,583)
Other income	50	(1,000)
Interest income (expense)	(39)	-
Total other income (expense)	11	(1,000)
Net loss	$(638,726)	$(660,583)

Accretion to redeemable preferred equity	$217,753	$-
Dividends on Series A preferred stock	78,540	-

Net Loss attributable to common stockholders	$(935,019)	$(660,583)

Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders - basic	$(0.10)	$(0.05)
Net loss per share attributable to common stockholders - diluted	$(0.10)	$(0.05)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted *	8,994,253	13,336,471

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Summary Statement of Operations Data
Revenue	$-	$3,056
Cost of revenue	-	1,400
Gross profit (loss)	-	1,656
Total operating expenses	2,360,236	1,200,582
Operating loss	(2,360,236)	(1,198,926)
Other income	62	-
Interest income (expense)	(287,028)	(427)
Total other income (expense)	(286,966)	(427)
Net loss	$(2,647,202)	$(1,199,353)

Accretion to redeemable preferred equity	$2,062,360	$-
Dividends on Series A preferred stock	88,508	-

Net Loss attributable to common stockholders	$(4,798,070)	$(1,199,353)

Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders - basic	(0.41)	(0.09)
Net loss per share attributable to common stockholders - diluted	(0.41)	(0.09)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted *	11,705,727	13,276,331

*Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, RSUs and Series A preferred stock as the Company had a net loss for the three and six months ended June 30, 2026 and 2025.

Comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025.

Revenue and Cost of revenue

For the three months ended June 30, 2026, the Company generated no revenue, compared to revenue of $1,587 for the three months ended June 30, 2025, and cost of revenue was $0, compared to $722 for the same period. The prior-year amounts were inconsequential and reflected early-stage product activity.

For the six months ended June 30, 2026, the Company generated no revenue, compared to revenue of $3,056 for the six months ended June 30, 2025, and cost of revenue was $0, compared to $1,400 for the same period. The Company is still in the process of developing and commercializing its products and has not yet generated meaningful commercial revenue.

Operating expenses

Total operating expenses for the three months ended June 30, 2026 were $638,737, compared to $660,448 for the three months ended June 30, 2025, a decrease of $21,711, or approximately 3%. Selling, general and administrative expenses increased by $4,856, or approximately 23%, to $26,187, reflecting higher public company compliance, insurance and administrative costs. Payroll expenses decreased by $74,928, or approximately 15%, to $414,186, primarily because the prior-year quarter included $382,000 of stock-based consulting expense, while the current quarter included $204,967 of non-cash amortization of restricted stock units and stock options. Professional service fees increased by $123,361, or approximately 164%, to $198,364, primarily attributable to higher legal, accounting and audit fees incurred in connection with settlement matters, the second tranche of the Series A Convertible Redeemable Preferred Stock financing, and ongoing public company compliance obligations. Depreciation and amortization decreased to $0 from $75,000, due to the full impairment of the Company’s intellectual property license recorded during the year ended December 31, 2025.

Total operating expenses for the six months ended June 30, 2026 were $2,360,236, compared to $1,200,582 for the six months ended June 30, 2025, an increase of $1,159,654, or approximately 97%. Selling, general and administrative expenses increased by $63,233, or approximately 123%, to $114,723, reflecting higher corporate overhead costs, including public company compliance, insurance and administrative expenses. Payroll expenses increased by $658,739, or approximately 77%, to $1,514,886, primarily reflecting non-cash stock-based compensation, including restricted stock unit and stock option amortization and shares committed under consulting, advisory and settlement arrangements, as well as expanded management personnel; the prior-year period included $607,000 of shares issued for services. Professional service fees increased by $587,682 to $730,627, primarily attributable to higher legal, accounting, consulting and audit fees incurred in connection with the Series A Convertible Redeemable Preferred Stock financings, settlement matters, and ongoing public company compliance obligations, including $300,000 of consulting fees to be settled in stock. Depreciation and amortization decreased to $0 from $150,000, due to the full impairment of the intellectual property license recorded during the year ended December 31, 2025.

Total operating expenses for the three months ended June 30, 2026 were $638,737, compared to $660,448 for the three months ended June 30, 2025, a decrease of $21,711, or approximately 3%, primarily because the prior-year quarter included $382,000 of stock-based consulting expense. Total operating expenses for the six months ended June 30, 2026 were $2,360,236, compared to $1,200,582 for the six months ended June 30, 2025. The increase of $1,159,654, or approximately 97%, was primarily attributable to payroll expenses, including stock-based compensation, and professional service fees.

No impairment charges were recorded during the three and six months ended June 30, 2026 or the comparable prior-year periods.

As a result of the foregoing, the Company reported an operating loss of $638,737 for the three months ended June 30, 2026, compared to an operating loss of $659,583 for the three months ended June 30, 2025, a decrease of $20,846, or approximately 3%, primarily because the prior-year quarter included the stock-based consulting expense under the Genesis agreement described above.

For the six months ended June 30, 2026, the Company reported an operating loss of $2,360,236, compared to an operating loss of $1,198,926 for the six months ended June 30, 2025, an increase of $1,161,310, or approximately 97%, primarily driven by higher stock-based compensation and professional service fees, partially offset by the absence of depreciation and amortization in the current period.

Other income (expense)

For the three months ended June 30, 2026, interest expense, net was $39 and other income was $50, compared to interest expense of $0 and other expense of $1,000 for the three months ended June 30, 2025. Amounts in both quarters were immaterial.

Interest expense, net was $287,028 for the six months ended June 30, 2026, compared to $427 for the six months ended June 30, 2025. The increase of $286,601 was recorded entirely in the first quarter of 2026 and was primarily attributable to non-cash charges consisting of $148,867 of guaranteed interest on convertible debt, $141,350 of amortization of debt discounts, and $6,903 of amortization of debt issuance costs, all associated with the Greentree Promissory Note converted into common stock in March 2026, as further discussed in Note 7 – Debt.

Financial condition, liquidity and capital resources

Overview

As of June 30, 2026, the Company had cash and cash equivalents of $1,820,365, compared to $2,189,232 as of December 31, 2025. The decrease of $368,867 during the six months ended June 30, 2026 was primarily attributable to cash used in operating activities of $1,013,867, partially offset by net cash provided by financing activities of $645,000 relating to Private Investment in Public Equity financing (“PIPE Financing”) proceeds, net of the repurchase of common stock.

During the six months ended June 30, 2026, the Company raised aggregate gross proceeds of $3,870,000 from private placements of its Series A Convertible Redeemable Preferred Stock, consisting of $3,470,000 of net proceeds received in March 2026 and $400,000 of subscription proceeds received in June 2026 under the second tranche of the PIPE Financing. Concurrent with the initial PIPE Financing, the Company repurchased 6,250,000 shares of its common stock for an aggregate consideration of $3,075,000.

Total assets decreased to $1,909,623 as of June 30, 2026, compared to $2,326,818 as of December 31, 2025. The decrease of $417,195 was primarily driven by a net decrease in cash and cash equivalents of $368,867 and a decrease in prepaid expenses and other current assets of $48,328, while inventory remained unchanged. The Company had no non-current assets as of either balance sheet date.

Total liabilities increased to $384,646 as of June 30, 2026, compared to $235,494 as of December 31, 2025. The increase of $149,152 was primarily attributable to an increase in accounts payable of $123,454, primarily related to consulting services incurred in connection with the Genesis agreement, and an increase in accrued expenses and other current liabilities of $84,348, largely reflecting accrued dividends on the Series A Preferred Stock, partially offset by a decrease in long-term debt of $58,650 due to the conversion of the Greentree Promissory Note.

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

Cash flows

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net cash (used in) provided by:
Net cash used in operating activities	$(1,013,867)	$(451,105)
Net cash provided by financing activities	$645,000	$56,000

Net change in cash and cash equivalents	$(368,867)	$(395,105)

For the six months ended June 30, 2026, net cash used in operating activities was $1,013,867, compared to net cash used of $451,105 for the six months ended June 30, 2025. For the six months ended June 30, 2026, cash used in operating activities included a net loss of $2,647,202, partially offset by non-cash expenses consisting primarily of:

●	$1,036,496 of stock-based compensation, including restricted stock unit and stock option amortization and shares committed under consulting, advisory and settlement arrangements;
●	$137,500 of loss on stock repurchased from related parties; and
●	$141,350 of amortization of debt discounts.

Changes in working capital also impacted operating cash flows during the six months ended June 30, 2026. Accounts payable increased operating cash by $123,454, prepaid expenses and other current assets decreased by $48,328, and accrued expenses and other current liabilities increased by $146,207; inventory was unchanged. For the six months ended June 30, 2025, net cash used in operating activities of $451,105 was primarily attributable to a net loss of $1,199,353, partially offset by $607,000 of shares issued for services and $150,000 of depreciation and amortization, together with working capital changes including an increase in accounts payable of $6,935, a decrease in accrued expenses of $11,438, an increase in prepaid expenses of $4,891 and a decrease in inventory of $642.

For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $0. The Company had no investing activity in either period.

For the six months ended June 30, 2026, net cash provided by financing activities was $645,000, compared to $56,000 for the six months ended June 30, 2025, consisting of:

●	$3,870,000 in gross proceeds from the issuance of Series A Convertible Redeemable Preferred Stock (PIPE Financing), including $400,000 of second-tranche subscription proceeds received in June 2026, and
● ●

$(3,075,000) for the repurchase of 6,250,000 shares of common stock.

$(150,000) advanced for the repurchase and retirement of 150,000 shares of common stock pursuant to the use-of-proceeds provisions of the Securities Purchase Agreement.

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

Intellectual property, including license agreements, is recorded at cost and amortized over the estimated useful life of the license using the straight-line method. The Company evaluates its intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, in accordance with ASC 360. During the year ended December 31, 2025, management determined that the carrying value of the intellectual property was not recoverable and recorded a full impairment charge of $2,550,000. As a result, the Company had no remaining intellectual property balance as of December 31, 2025 or June 30, 2026, and accordingly no amortization expense was recorded during the three and six months ended June 30, 2026. No impairment charges were recorded during the three and six months ended June 30, 2026 or the comparable prior-year periods.

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

Mezzanine Equity – Redeemable Preferred Stock

The Company’s Series A Convertible Redeemable Preferred Stock is classified outside of permanent equity (“mezzanine equity”) in accordance with ASC 480-10-S99, as the preferred stock is redeemable upon the occurrence of events not solely within the Company’s control. The preferred stock is initially recorded at the proceeds allocated to it upon issuance and is subsequently adjusted to its redemption value at each reporting period end through charges to additional paid-in capital. The accretion to redemption value is treated as a deemed dividend and is reflected as an adjustment to net loss to arrive at net loss attributable to common stockholders in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026, the Company recorded accretion of $2,062,360 to reflect the Series A Preferred Stock at its redemption value.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2026.

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

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the following deficiencies that we believe to be material weaknesses.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk factors.

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance, or financial condition (the “Risk Factors”). Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025. The following risk factor updates and replaces the risk factor entitled “We may not be able to satisfy listing requirements of the NASDAQ or obtain or maintain a listing of our common stock on the NASDAQ.”

We are not in compliance with Nasdaq’s continued listing requirements and have appealed a Staff Delisting Determination. If our appeal is unsuccessful, our common stock will be suspended from trading and delisted from Nasdaq, which would materially adversely affect the liquidity and market price of our common stock and our ability to raise capital.

Our common stock is listed on The Nasdaq Capital Market under the symbol “CABR.” On April 7, 2026, we received notice from the Listing Qualifications Department of Nasdaq (the “Staff”) that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires at least $2.5 million in stockholders’ equity, and that we did not satisfy either alternative continued listing standard under Nasdaq Listing Rule 5550(b). The notice was based on our Annual Report on Form 10-K for the year ended December 31, 2025.

We submitted a plan to regain compliance that contemplated (i) amending the Certificate of Designation of our Series A Convertible Redeemable Preferred Stock to eliminate its redemption rights and permit its reclassification from mezzanine equity to permanent stockholders’ equity and (ii) obtaining additional financing from the holder of the Series A Convertible Redeemable Preferred Stock. On July 15, 2026, we received a Staff Delisting Determination denying our request for continued listing. The Staff determined that, because we had not entered into a definitive agreement for the contemplated financing, we had not demonstrated our ability to regain compliance in the near term and sustain compliance over an extended period. Accordingly, the Staff did not grant us a discretionary compliance period.

We timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which stayed the suspension of trading in our common stock and the filing of a Form 25-NSE pending the Panel’s decision. The hearing is scheduled for August 25, 2026. There can be no assurance that the Panel will grant our request for continued listing or that we will regain or maintain compliance with Nasdaq’s continued listing requirements. Any exception granted by the Panel would be subject to milestones established by the Panel. Failure to satisfy any such milestone could result in the suspension and delisting of our common stock. We could also be subject to a one-year Discretionary Panel Monitor, during which a new deficiency could result in another Staff Delisting Determination without an opportunity to submit a compliance plan or receive an otherwise available cure period.

Our ability to regain compliance depends on our ability to amend the Certificate of Designation, obtain additional financing on acceptable terms and demonstrate that we can sustain compliance over an extended period. We may be unable to complete these actions, and Nasdaq may determine that any actions we complete are insufficient. In addition, our continued losses may further reduce our stockholders’ equity, and we must continue to satisfy all other Nasdaq continued listing requirements.

On July 22, 2026, the SEC’s Division of Trading and Markets approved a Nasdaq rule change that would require companies listed on The Nasdaq Capital Market to maintain a market value of listed securities of at least $5 million. Under the approved rule, a company falling below that threshold for 30 consecutive business days would be subject to immediate suspension and delisting proceedings without a cure period, and a hearing request would not stay the suspension. On July 29, 2026, the approval order was stayed pending review by the full Commission. Accordingly, the new requirement is not currently effective. There can be no assurance regarding the timing or outcome of the Commission’s review or whether the rule will become effective in its current or a modified form. If the rule becomes effective and we fail to satisfy the requirement, our common stock could be suspended and subjected to delisting proceedings with little or no opportunity for remedial action.

If our common stock is delisted, our stockholders may experience reduced liquidity, limited availability of market quotations and decreased trading prices. Our common stock may also become subject to the SEC’s “penny stock” rules, which would impose additional requirements on broker-dealers and could further limit trading. Delisting could also reduce analyst coverage, impair our ability to issue securities or obtain financing, adversely affect our relationships with investors and financial institutions and materially reduce the value of an investment in our common stock.

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

As of June 30, 2026, the Company has utilized a portion of the net proceeds from the offering to support its operations and transition to a public company. Such expenditures included working capital and operating expenses, including payroll and general corporate expenses, legal and accounting fees associated with public company reporting and compliance, product development and commercialization activities, repayment of certain outstanding indebtedness, and other administrative expenses.

Given the timing of the offering in November 2025, a significant portion of the net proceeds remained unutilized and was held as cash and cash equivalents as of June 30, 2026 to support ongoing operations. The Company intends to continue to use the remaining proceeds for general corporate purposes, including supporting ongoing operations, product development, and potential strategic initiatives.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

None.

Item 5. Other information.

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amendment to Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2026)
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2026)
10.1	Securities Purchase Agreement dated July 10, 2026 between the Company and the Investor. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2026)
10.2	Share Redemption Agreement dated July 10, 2026 between the Company and BK Investments LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 16, 2026).
31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caring Brands, Inc.

Date: August 13, 2026	By:	/s/ Glynn Wilson
Dr. Glynn Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Brian S John
Brian S John
Interim Chief Financial Officer and Chairman
(Principal Financial and Accounting Officer)

