Form 10-Q
period 2026-09-30
Caring Brands, Inc.
filed 2026-11-13
CIK 2020737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 001-42941

CARING BRANDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-4103908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 S Indian River Dr.
Suite 202 pbm# 1232
Fort Pierce, FL 34950

(Address of principal executive offices) (Zip code)

(561) 896-7616

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CABR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required pursuant to Rule 405 of Regulation S-T during the preceding 12 months. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 13, 2026 was 11,503,940 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of applicable federal securities laws. Statements other than historical facts, including statements regarding financing, liquidity, Nasdaq listing compliance, prospective acquisitions, product development, and future operations, involve risks and uncertainties. Words such as “may,” “expect,” “anticipate,” “intend,” “plan,” “believe,” and similar expressions may identify forward-looking statements. Actual results could differ materially as a result of risks discussed in this report and the Company’s filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2025. These statements speak only as of the date made, and the Company undertakes no obligation to update them except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,668,775	$2,189,232
Inventory, net	12,807	12,807
Prepaid expenses and other current assets	631,329	124,779
TOTAL CURRENT ASSETS	8,312,911	2,326,818

TOTAL ASSETS	$8,312,911	$2,326,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	292,601	170,351
Accrued expenses and other current liabilities	216,918	6,493
TOTAL CURRENT LIABILITIES	509,519	176,844

NON CURRENT LIABILITIES
Long-term debt, net	-	58,650
TOTAL NON CURRENT LIABILITIES	-	58,650

TOTAL LIABILITIES	$509,519	$235,494

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS’ EQUITY
Series A Convertible preferred stock, $0.001 par value, 4,500 shares designated; 3,813 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (aggregate liquidation preference of $3,985,848 and $0, respectively)	$4	$-
Series B Convertible Preferred stock, $0.001 par value, 1,000,000 preferred shares authorized, 11,000 shares designated as Series B; 7,149.9 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (aggregate liquidation preference of $7,191,324 and $0, respectively)	$7	$-
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 10,468,226 and 14,761,925 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively *	10,468	14,762
Additional paid-in capital	18,024,095	9,135,341
Common stock payable	258,780	83,003
Subscription receivable	(800)	(800)
Accumulated deficit	(10,489,162)	(7,140,982)
TOTAL STOCKHOLDERS’ EQUITY	7,803,392	2,091,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,312,911	$2,326,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Revenue	$-	$740	$-	$3,795
Cost of revenue	-	292	-	1,692
Gross profit	-	448	-	2,103

Selling, general and administrative expenses	93,773	10,890	208,496	62,379
Payroll expense	382,808	195,447	1,897,694	1,051,594
Professional service fees	224,585	718,586	955,212	861,531
Depreciation and amortization	-	75,000	-	225,000
Total operating expenses	701,166	999,923	3,061,402	2,200,504

Operating loss	(701,166)	(999,475)	(3,061,402)	(2,198,401)

Other income	211	-	273	-
Interest income (expense), net	(23)	(19,293)	(287,051)	(19,720)
Total other income (expense)	188	(19,293)	(286,778)	(19,720)

Net loss	$(700,978)	$(1,018,768)	$(3,348,180)	$(2,218,121)

Accretion to redeemable preferred equity	$-	$-	$2,062,360	$-
Dividends on Series A and Series B preferred stock	$126,078	$-	$214,586	$-

Net Loss attributable to common stockholders	$(827,056)	$(1,018,768)	$(5,625,126)	$(2,218,121)

Net loss per share attributable to common stockholders - basic	$(0.08)	$(0.08)	$(0.50)	$(0.17)
Net loss per share attributable to common stockholders - diluted	$(0.08)	$(0.08)	$(0.50)	$(0.17)

Weighted average shares outstanding - basic	10,126,697	13,436,925	11,173,600	13,330,451
Weighted average shares outstanding - diluted	10,126,697	13,436,925	11,173,600	13,330,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(Unaudited)

												Receivable
	Mezzanine Equity	Mezzanine Equity	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common Stock	Common Stock	Additional Paid-in	Common stock	Subscription	from Related Party for stock	Accumulated	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Receivable	repurchase	deficit	(Deficit)
Balance, December 31, 2024	-	-	-	-	-	-	13,110,000	13,110	4,541,057	-	-	-	(862,791)	3,691,376
Restricted stock-based compensation	-	-	-	-	-	-	225,000	225	224,775	-	-	-	-	225,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(538,770)	(538,770)
Balance, March 31, 2025	-	-	-	-	-	-	13,335,000	13,335	4,765,832	-	-	-	(1,401,561)	3,377,606
Issuance of shares	-	-	-	-	-	-	1,525	2	5,998	-	-	-	-	6,000
Shares sold on subscription	-	-	-	-	-	-	400	-	1,600	-	(1,600)	-	-	-
Common stock to be issued	-	-	-	-	-	-	-	-	-	382,000	-	-	-	382,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(660,583)	(660,583)
Balance, June 30, 2025	-	-	-	-	-	-	13,336,925	13,337	4,773,430	382,000	(1,600)	-	(2,062,144)	3,105,023
Shares issued for services (settlement of common stock payable)	-	-	-	-	-	-	400,000	400	781,600	(382,000)	-	-	-	400,000
Warrants issued in connection with debt financing	-	-	-	-	-	-	-	-	68,913	-	-	-	-	68,913
Common stock to be issued in connection with debt financing	-	-	-	-	-	-	-	-	-	43,750	-	-	-	43,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,018,768)	(1,018,768)
Balance, September 30, 2025	-	-	-	-	-	-	13,736,925	13,737	5,623,943	43,750	(1,600)	-	(3,080,912)	2,598,918

Balance, December 31, 2025	-	-	-	-	-	-	14,761,925	14,762	9,135,341	83,003	(800)	-	(7,140,982)	2,091,324
Share issued for debt conversion	-	-	-	-	-	-	299,581	300	350,067	-	-	-	-	350,367
Share issued for common stock payable	-	-	-	-	-	-	30,000	30	59,970	(60,000)	-	-	-	-
Common stock payable for services and settlements	-	-	-	-	-	-	-	-	-	514,557	-	-	-	514,557
Repurchase and cancellation of common stock from related parties	-	-	-	-	-	-	(6,250,000)	(6,250)	(3,068,750)	-	-	-	-	(3,075,000)
Stock-based compensation loss on stock repurchased from related parties	-	-	-	-	-	-	-	-	137,500	-	-	-	-	137,500
Restricted stock-based compensation, net	-	-	-	-	-	-	-	-	288,015	-	-	-	-	288,015
Stock option compensation	-	-	-	-	-	-	-	-	28,957	-	-	-	-	28,957
Warrants issued for Series A Convertible Redeemable preferred stock	-	-	-	-	-	-	-	-	1,525,133	-	-	-	-	1,525,133
Dividends on Series A preferred stock	-	-	-	-	-	-	-	-	(9,968)	-	-	-	-	(9,968)
Proceeds allocated to Series A Preferred Stock	3,789	1,944,867	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment to redemption value	-	1,844,607	-	-	-	-	-	-	(1,844,607)	-	-	-	-	(1,844,607)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,008,476)	(2,008,476)
Balance, March 31, 2026	3,789	3,789,474	-	-	-	-	8,841,506	8,842	6,601,658	537,560	(800)	-	(9,149,458)	(2,002,198)
Shares issued for settlement of dispute, net	-	-	-	-	-	-	250,000	250	278,530	(278,780)	-	-	-	-
Restricted stock-based compensation, net	-	-	-	-	-	-	-	-	181,801	-	-	-	-	181,801
Stock option compensation	-	-	-	-	-	-	-	-	23,166	-	-	-	-	23,166
Dividends on Series A preferred stock	-	-	-	-	-	-	-	-	(78,540)	-	-	-	-	(78,540)
Warrants issued for Series A Convertible Redeemable preferred stock	-	-	-	-	-	-	-	-	174,541	-	-	-	-	174,541
Advance for repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	(150,000)	-	(150,000)
Proceeds allocated to Series A Preferred Stock	444	225,459	-	-	-	-	-	-	-	-	-	-	-	-
Accretion to redemption value	-	217,753	-	-	-	-	-	-	(217,753)	-	-	-	-	(217,753)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(638,726)	(638,726)
Balance, June 30, 2026	4,233	4,232,686	-	-	-	-	9,091,506	9,092	6,963,403	258,780	(800)	(150,000)	(9,788,184)	(2,707,709)
Cancellation of common stock repurchased from related party	-	-	-	-	-	-	(150,000)	(150)	(149,850)	-	-	150,000	-	-
Restricted stock-based compensation, net	-	-	-	-	-	-	476,720	476	12,589	-	-	-	-	13,065
Stock option compensation	-	-	-	-	-	-	-	-	97,516	-	-	-	-	97,516
Dividends on Series A preferred stock	-	-	-	-	-	-	-	-	(84,654)	-	-	-	-	(84,654)
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(41,424)	-	-	-	-	(41,424)
Conversion of Series A preferred stock into common stock	(420)	(420,000)	-	-	-	-	1,050,000	1,050	418,950	-	-	-	-	420,000
Issuance of Series B convertible preferred stock and common warrants A and B, net of issuance costs of $155,010	-	-	-	-	7,150	7	-	-	6,994,883	-	-	-	-	6,994,890
Reclassification of Series A preferred stock from mezzanine equity to permanent equity	(3,813)	(3,812,686)	3,813	4	-	-	-	-	3,812,682	-	-	-	-	3,812,686
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(700,978)	(700,978)
Balance, September 30, 2026	-	-	3,813	4	7,150	7	10,468,226	10,468	18,024,095	258,780	(800)	-	(10,489,162)	7,803,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Caring Brands Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Cash flows from operating activities:
Net loss	$(3,348,180)	$(2,218,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	225,000
Amortization of debt discounts	141,350	1,863
Loss on debt issuance	-	14,663
Stock-based compensation	1,147,077	-
Stock-based compensation loss on stock repurchased from related parties	137,500	-
Shares issued for services	-	1,007,000
Changes in operating assets and liabilities:
Inventory, net	-	797
Prepaid expenses and other current assets	(506,550)	27,818
Accounts payable	122,250	232,497
Accrued expenses and other current liabilities	146,206	76,608
Net cash used in operating activities	(2,160,347)	(631,875)

Cash flows from financing activities:
Related party loan payable	-	75,000
Proceeds from long-term debt	-	98,000
Proceeds from shares	-	6,000
Proceeds from PIPE financing, net	3,870,000	-
Proceeds from issuance of Series B preferred stock and warrants, net of issuance costs	6,994,890	-
Repurchase of common stock from related parties	(3,225,000)	-
Net cash provided by financing activities	7,639,890	179,000

Net change in cash and cash equivalents	5,479,543	(452,875)

Cash and cash equivalents, beginning of period	2,189,232	468,998

Cash and cash equivalents, end of period	$7,668,775	$16,123

Non-cash investing and financing activities:
Common stock sold on subscription	$-	$1,600
Settlement of accounts payable with related party note payable	$-	$54,405
Discounts on convertible promissory notes	$-	$98,000
Share issued for common stock payable	$60,000	$-
Share issued for debt conversion	$350,367	$-
Accretion of Series A preferred stock to redemption value	$2,062,360	$-
Dividends accrued on Series A and Series B Convertible Preferred Stock	$214,586	$-
Conversion of Series A preferred stock into common stock	$420,000	$-
Reclassification of Series A preferred stock from mezzanine equity to permanent equity	$3,812,686	$-

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

Emesyl License Agreement. On December 31, 2025, the Company entered into a license agreement with Itonis Pharmaceuticals, a Nevada corporation, under which the Company obtained an exclusive, worldwide license to manufacture, market and sell the homeopathic Emesyl product. The Company agreed to use commercially reasonable efforts to commercialize the product and generally bears its manufacturing costs. The Company is obligated to pay royalties equal to 8% of net sales, as defined in the agreement, with quarterly sales reports and royalty payments due within 30 days following each calendar quarter. The agreement also provides the Company with rights to receive 7% of Itonis equity for each $200,000 in product sales reached, subject to the terms and conditions of the agreement. The Company previously reported the agreement under Item 1.01 of a Current Report on Form 8-K filed in January 2026. During the three months ended September 30, 2026, the Company undertook no commercialization activities relating to Emesyl, made no amendments to the license agreement, and incurred no royalties under the agreement.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended September 30, 2026, the Company incurred a net loss of $3,348,180 and used $2,160,347 of cash in operating activities. As of September 30, 2026, the Company had cash and cash equivalents of $7,668,775 and an accumulated deficit of approximately $10,489,162. The Company has generated minimal revenues to date and continues to incur operating losses as it advances its business plan. On July 15, 2026, the Company received a Staff Delisting Determination from The Nasdaq Stock Market LLC (“Nasdaq”) and requested a hearing before a Nasdaq Hearings Panel (see the discussion of Nasdaq listing matters under Item 2, “Recent Developments”).

Although the Company completed its initial public offering in November 2025, generating net proceeds of approximately $3,235,692, and received net proceeds of $3,870,000 and $6,994,890 from the private placements of its Series A and Series B Convertible Preferred Stock during the nine months ended September 30, 2026, its ability to continue as a going concern is dependent upon its ability to generate revenues and/or obtain additional financing.

Management believes that existing cash resources will be sufficient to fund operations for at least the next twelve months from the date these financial statements are issued; however, there can be no assurance that additional capital will not be required. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

Inventories will be stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

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

As of September 30, 2026, the Company had no contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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

No impairment charge was recorded for the three and nine months ended September 30, 2026.

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

Through August 21, 2026, the Series A convertible preferred stock (“Series A Preferred Stock”) was classified as mezzanine equity in accordance with ASC 480-10-S99. The Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of the Series A Preferred Stock to its redemption value at the end of each reporting period. When a redemption feature that is not solely within the control of the Company is eliminated, the carrying amount of the preferred stock is reclassified from mezzanine equity to stockholders’ equity as of the date of the change. On August 21, 2026, the Company filed an Amended and Restated Certificate of Designation of the Series A Preferred Stock, which eliminated the holder’s right to require the Company to redeem the Series A Preferred Stock upon the occurrence of a Triggering Event. Because the Series A Preferred Stock is no longer redeemable upon the occurrence of an event that is not solely within the control of the Company, the Company reclassified the carrying amount of the Series A Preferred Stock of $3,812,686 from temporary equity to permanent equity as of August 21, 2026 (see Note 10).

Convertible Preferred Stock and Warrants

The Company evaluates its convertible preferred stock and warrants to determine whether they are within the scope of ASC 480, Distinguishing Liabilities from Equity, and, if not, whether they meet the criteria for equity classification under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, including whether the instruments are indexed to the Company’s own stock and may be settled in shares of the Company’s common stock. Features that meet the definition of a down-round feature are excluded from the indexation assessment. Embedded features of the convertible preferred stock, including the conversion option, are evaluated under ASC 815-15 to determine whether they require bifurcation. Preferred stock that is not redeemable upon events outside the control of the Company is classified in stockholders’ equity.

When convertible preferred stock is issued together with freestanding warrants, the net proceeds are allocated between the preferred stock and the warrants based on their relative fair values at the issuance date. The fair value of the warrants is estimated using the Black-Scholes option pricing model, and the fair value of the preferred stock is determined on an as-converted basis using the closing price of the Company’s common stock on the issuance date. Equity-classified warrants are recorded in additional paid-in capital and are not subsequently remeasured.

The Series B convertible preferred stock (the “Series B Preferred Stock”) issued in September 2026 is not redeemable upon the occurrence of events outside the Company’s control, and its embedded conversion feature is not required to be bifurcated. Accordingly, the Series B Preferred Stock, the Common Warrants A and B issued with the Series B Preferred Stock, and the warrants issued in connection with the Series A Preferred Stock are classified in stockholders’ equity. Cumulative dividends on the Series A and Series B Preferred Stock are accrued at the stated rate of 8% per annum within accrued expenses and other current liabilities, with a corresponding charge to additional paid-in capital. Accrued cumulative dividends are deducted from net loss in computing net loss attributable to common stockholders. As of September 30, 2026, accrued and unpaid cumulative dividends totaled $214,586.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company incurred losses of $3,348,180 and $2,218,121 for the nine months ended September 30, 2026 and 2025, respectively. Using a 21% tax rate at the balance sheet date, the Company’s deferred tax asset as of September 30, 2026 and December 31, 2025 would be $1,933,001, and $1,499,644 respectively with a valuation allowance of $1,933,001, and $1,499,644.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. See Note 4 – Intangible Assets, Note 5 – Investment in NovoDX, a Related Party, Note 7 – Debt, Note 10 – Stockholders’ Equity and Mezzanine Equity and Note 13 Related Parties Transaction.

The related party mentioned in Note 4 and Note 5 is a former director at Safety Shot, a former director of Caring Brands and a current director of NovoDX Corporation. Additionally, NovoDX is a related party due to the shares of the Company’s common stock it holds as a result of the shares issued in connection with the License Agreement described in Note 4.

In addition to the related party relationships described above, during the nine months ended September 30, 2026, the Company repurchased shares of its common stock from certain related parties, including BK Investments LLC, an entity owned by Brian S. John, Dr. Glynn Wilson, and NovoDX, in connection with the Company’s Series A Convertible Preferred Stock private placement. See Note 10 - Stockholders’ Equity and Mezzanine Equity for further detail regarding these transactions.

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

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, ASU No. 2025-04 clarifies that the guidance in ASC 606 on the variable consideration constraints does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). ASU No. 2025-04 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which requires that dividends on equity-classified preferred stock that are payable in additional shares of preferred stock or other equity instruments be initially measured using the dividend rate stated in the preferred stock agreement rather than at fair value. ASU No. 2026-01 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company’s Series A and Series B Preferred Stock provide for cumulative dividends at a stated rate of 8% per annum, payable in cash or shares of common stock at the election of the holder, which the Company currently accrues based on the stated rate. The Company plans to adopt ASU No. 2026-01 on January 1, 2027 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements apply to all entities subject to income taxes and is effective for the Company’s annual periods beginning January 1, 2026. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. The Company expects ASU 2023-09 to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

Note 3 - Cash and Cash Equivalents

As of September 30, 2026 and December 31, 2025, the Company had a cash balance of $7,668,775 and $2,189,232 respectively.

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

As of September 30, 2026 the Company had no remaining intangible asset balance.

As of December 31, 2025 the Company had the following intangible asset balances:

	Estimated useful life	Gross carrying amount	Accumulated amortization	Impairment Loss	Net carrying amount
Intellectual property - license	10 years	$3,000,000	$(450,000)	$(2,550,000)	$-
Total intangibles		$3,000,000	$(450,000)	$(2,550,000)	$-

Amortization expense was $0 and $225,000 for the nine months ended September 30, 2026 and 2025, respectively, and $0 and $75,000 for the three months ended September 30, 2026 and 2025, respectively.

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

Note 6 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Accrued payroll and payroll taxes	$2,332	$1,749
Accrued interest	-	4,744
Accrued dividend	214,586	-
Total	$216,918	$6,493

Note 7 - Debt

The Company’s outstanding debt as of September 30, 2026 and December 31, 2025, consisted of the following:

	September 30, 2026	December 31, 2025
Term loan	$-	$200,000
Total debt	-	200,000
Less: deferred financing fee	-	(141,350)
Total debt, net of issuance costs	-	58,650
Less: current portion	-	-
Long-term portion of debt	$-	$58,650

Term Loan

On August 6, 2025, the Company entered into a convertible promissory note for the amount of $200,000 with Greentree Financial Group, Inc (“Greentree Promissory Note”). The Greentree Promissory Note has an annual interest rate of 10% and the Greentree Promissory Note can be drawn in up to four tranches with the maturity date being five years from the date the respective tranche was drawn. The term of the agreement allows Greentree Financial Group, Inc. to convert all outstanding note balances, plus any outstanding interest charges and late fees, into our shares of Common Stock at a conversion price of $2.00 per share, or the latest sale price of Common Stock, whichever is less. The loan includes a 10% original issue discount, a one-time legal fee of $10,000, and a one-time grant of 25,000 shares of common stock. The common stock was issued to Greentree Financial Group, Inc. as of the date of the contract, with a fair value of $1.75 per share and was recorded as a deferred financing fee. We also issued 200,000 warrants to purchase shares of Common Stock with an exercise price of $4.00 per share. The warrants issued under the Greentree Promissory Note expire on August 6, 2030. As of December 31, 2025, we have drawn $200,000 on the Greentree Promissory Note to pay for working capital needs of the business. The Company drew two $60,000 tranches and one $80,000 on the Greentree Promissory Note on August 13, 2025, September 12, 2025 and October 15, 2025, respectively. The maturity dates for these tranches are August 12, 2030, September 11, 2030, and October 14, 2030, respectively. Included in the issuance of this debt were discounts related to stock issued with a fair market value of $43,750 and an original issue discount of $30,000. The warrants had a fair value of $155,154, and $74,267 was recorded as a debt discount and is being amortized to interest expense over the term of the note. On March 23, 2026, the holder elected to convert the entire outstanding balance of the note into equity. Pursuant to the conversion notice, the Company issued 299,581 shares of common stock at conversion prices of $2.00 per share (principal and fees) and $0.7487 per share (guaranteed interest) (see Note 10), resulting in the full settlement of the note with no remaining principal balance outstanding. In connection with the conversion, the Company settled $148,867 of guaranteed interest on the note (of which $144,123 was recognized as interest expense during the nine months ended September 30, 2026 and $4,744 had been accrued as of December 31, 2025) and recognized $141,350 of unamortized debt discount as interest expense; both amounts were credited to additional paid-in capital upon conversion.

Related Party Notes Payable

On June 5, 2025, we entered into a short-term loan agreement with our CEO, Dr. Glynn Wilson, to provide short-term working capital funding to the business. The loan is for an aggregate of $50,000, due on November 5, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of September 30, 2026.

On July 24, 2025, we entered into a short-term loan agreement with our then Chairman of the Board, Mr. Brian John, to provide short-term working capital funding to the business. The loan is for an aggregate of $25,000, due on December 24, 2025 and carries an 8% interest rate. The loan’s outstanding balance was paid in full as of September 30, 2026.

Loan with Safety Shot, a Related Party

During 2024, Safety Shot, a related party and significant shareholder of the Company, paid certain operating expenses on behalf of the Company totaling $78,980. These payments were initially recorded as a payable to the related party. During the year ended December 31, 2025, Safety Shot waived its right to reimbursement of these amounts. As a result, the Company recognized settlement of related party obligations of $78,980 as additional paid in capital for the year ended December 31, 2025. As of September 30, 2026, no amounts remain outstanding related to these transactions.

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

Consulting Agreement – Blue Sky

On September 8, 2026, the Company entered into a consulting agreement with Blue Sky Trading and Consulting Ltd. for advisory services over a twelve-month term, with services starting in October 2026. The Company paid a one-time fee of $600,000 on September 16, 2026, which was recorded in prepaid expenses assets as of September 30, 2026 and will be amortized over the twelve-month service period.

Note 9 - Net Loss Per Share

The Company computes basic net income (loss) per share using the weighted-average number of shares of common stock outstanding. Diluted net income per share amounts are calculated using the treasury stock method for equity-based compensation awards. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method or if-converted method, as applicable.

As of September 30, 2026, the Company had the following potentially dilutive securities outstanding:

●	Series A preferred stock: 9,964,620 shares (See Note 10)
●	Series B preferred stock: 10,273,320 shares (See Note 10)
●	Common stock payable: 300,000 shares (See Note 10)
●	Warrants: 27,166,117 shares (See Note 10)
●	Stock options: 325,000 shares (See Note 10)
●	Restricted stock units(“RSUs”): 45,872 shares

Potentially dilutive securities include convertible debt, convertible preferred stock, common stock payable, warrants, stock options, and restricted stock units. For the three and nine months ended September 30, 2026 and 2025, these instruments were excluded from the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator in the basic and diluted net income per common share computations:

	For the Nine Months Ended September 30,
	2026	2025
NUMERATOR:
Net loss	$(3,348,180)	$(2,218,121)
Accretion to redeemable preferred equity	2,062,360	-
Net loss attributable to common stockholders	$(5,410,540)	$(2,218,121)
Adjustments: Dividends on Series A and Series B preferred stock	(214,586)	-
Net loss attributable to common stockholders	$(5,625,126)	$(2,218,121)
DENOMINATOR:
Weighted average number of common shares outstanding – Basic and Diluted *	11,173,600	13,330,451
LOSSES PER SHARE:
Basic net loss per common share	$(0.50)	$(0.17)

Diluted net loss per common share	$(0.50)	$(0.17)

	For the Three Months Ended September 30,
	2026	2025
NUMERATOR:
Net loss	$(700,978)	$(1,018,768)
Accretion to redeemable preferred equity	-	-
Net loss attributable to common stockholders	$(700,978)	$(1,018,768)
Adjustments:
Dividends on Series A and Series B preferred stock	(126,078)	-
Net loss attributable to common stockholders	$(827,056)	$(1,018,768)
DENOMINATOR:
Weighted average number of common shares outstanding - Basic	10,126,697	13,436,925
LOSSES PER SHARE:
Basic net loss per common share	$(0.08)	$(0.08)

Diluted net loss per common share	$(0.08)	$(0.08)

*	Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, RSUs, common stock payable and Series A and Series B preferred stock as the Company had a net loss for the three and nine months ended September 30, 2026 and 2025.

Note 10 – Stockholders’ Equity and Mezzanine Equity

Common Stock – The Company has 100,000,000 shares of common stock, par value $0.001 per share, authorized, subject to confirmation of the effectiveness of the shareholder-approved charter amendment and has 10,468,226 and 14,761,925 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. On July 9, 2026, at a Special Meeting of Stockholders, the stockholders approved an increase in the number of authorized shares of common stock from 100,000,000 to 500,000,000, which would become effective upon the filing and effectiveness of an amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada. The cumulative changes to equity since inception include:

●	During the nine months ended September 30, 2026, the Company issued 299,581 shares of common stock to Greentree Financial Group, Inc. upon full conversion of the convertible promissory note originally dated August 6, 2025, $2.00 per share for principal of $200,000 and fees of $1,500. Guaranteed interest of $148,867 was converted at the alternate conversion price of $0.7487 calculated as 90% of the lowest VWAP of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. The conversion prices were within the contractual terms of the note agreement. The conversion resulted in the full extinguishment of the outstanding obligation, including principal of $200,000, fees of $1,500 and guaranteed interest of $148,867. The aggregate carrying value of $350,367 settled was credited to stockholders’ equity, consisting of common stock at par value of $300 and additional paid-in capital of $350,067, resulting in the complete settlement of the related debt with no gain or loss recognized on conversion.

●	On March 24, 2026, the Company issued 30,000 shares of common stock to settle previously recognized stock payable related to consulting services incurred during the year ended December 31, 2025, resulting in settlement of stock payable in the amount of $60,000.

●	On May 4, 2026, the Company issued 100,000 shares of common stock to D. Boral Capital LLC pursuant to a settlement agreement dated April 30, 2026, in full and final settlement of a dispute arising from the Company’s November 2025 underwritten public offering. The shares had a fair value of $92,780 on March 19, 2026, the measurement date, recorded as stock-based compensation. See Note 8 – Commitments and Contingencies.

●	On May 8, 2026, the Company issued 150,000 shares of common stock to its former Chief Financial Officer pursuant to a Settlement Agreement and General and Mutual Release dated May 1, 2026. The shares had a fair value of $186,000 on the settlement agreement date recorded as stock-based compensation. See Note 8 – Commitments and Contingencies.

●	On July 13, 2026, the Company issued 476,720 shares of common stock upon the settlement of vested restricted stock units. See Restricted Stock Units below.

●	On July 16, 2026, the transfer agent cancelled 150,000 shares of common stock repurchased from a related party. See Receivable from Related Party for Stock Repurchase below.

●	During the three months ended September 30, 2026, the Company issued an aggregate of 1,050,000 shares of common stock upon the conversion of 420 shares of Series A Preferred Stock. See Series A Convertible Preferred Stock below.

Repurchase of Shares from Related Party - During the nine months ended September 30, 2026, the Company entered into multiple stock repurchase agreements with certain related party shareholders in connection with the Company’s Series A Convertible Preferred Stock private placement (the “PIPE” offering). Pursuant to these agreements, the Company repurchased and retired an aggregate of 6,250,000 shares of common stock for total consideration of $3,075,000 in cash. These transactions included:

●	1,250,000 shares repurchased from BK Investments LLC, an entity owned by Brian S. John for $1,250,000 ($1.00 per share)

●	1,500,000 shares repurchased from Dr. Glynn Wilson, the Company’s Chief Executive Officer, for $750,000 ($0.50 per share)

●	3,500,000 shares repurchased from NovoDX for $1,075,000 ($0.307 per share)

All repurchased shares were retired upon acquisition and these transactions were approved by the disinterested members of the Company’s Board of Directors. The repurchase of 1,250,000 shares from BK Investments LLC, an entity owned by Brian S. John was made at $1.00 per share, which exceeded the estimated fair market value of the common stock of $0.89 per share on the repurchase date. The excess of the repurchase price over fair market value of $137,500 was recognized as a stock-based compensation charge with a corresponding credit to additional paid-in capital. All remaining amounts were recorded as reductions to common stock and additional paid-in capital within the accompanying statements of stockholders’ equity. Each of the above transactions constitutes a related party transaction as defined under ASC-850.

Receivable from Related Party for Stock Repurchase – During the three months ended June 30, 2026, the Company advanced $150,000 in respect of the repurchase and retirement of 150,000 shares of the Company’s common stock held by insiders, as required by the use-of-proceeds provisions of the Securities Purchase Agreement dated May 29, 2026, and recorded the advance as a reduction of stockholders’ equity. On July 16, 2026, the 150,000 shares were cancelled by the transfer agent, and the advance was applied against common stock of $150 and additional paid-in capital of $149,850. No amount remained outstanding as of September 30, 2026.

Preferred Stock – The Company has 1,000,000 shares of preferred stock, par value $0.001 authorized, of which 4,500 shares are designated as Series A Convertible Preferred Stock and 11,000 shares are designated as Series B Convertible Preferred Stock. As of September 30, 2026, there were 3,813 shares of Series A Preferred Stock and 7,149.9 shares of Series B Preferred Stock issued and outstanding, both classified in stockholders’ equity. There were no shares of preferred stock issued and outstanding as of December 31, 2025. The Series A Preferred Stock and Series B Preferred Stock are presented at par value, with the excess of the carrying amount over par value recorded in additional paid-in capital.

Series A Convertible Preferred Stock

On March 19, 2026, the Company designated 4,000 shares of its preferred stock as Series A Convertible Preferred Stock, with a stated value of $1,000 per share. On July 10, 2026, the Company filed an amendment to the Certificate of Designation, increasing the number of designated Series A shares from 4,000 to 4,500.

On March 19, 2026, the Company entered into a Securities Purchase Agreement in connection with a private investment in public equity (the “PIPE Offering”), pursuant to which the Company issued 3,789.474 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share, for an aggregate stated value of $3,789,474, together with warrants to purchase 9,473,685 shares of common stock at an exercise price of $0.40 per share. The purchase price was $950 per share, resulting in gross proceeds of approximately $3.6 million after giving effect to a 5% original issue discount. The Securities Purchase Agreement also provides the investor with a right to purchase additional shares of Series A Preferred Stock and warrants on the same terms (the “Additional Investment Right”). On July 9, 2026, the stockholders approved the Additional Investment Right and the issuance of shares of common stock upon conversion of the Series A Preferred Stock and exercise of the related warrants in excess of 19.99% of the shares of common stock outstanding prior to the PIPE Offering.

The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.40 per share, subject to certain limitations and adjustments, including beneficial ownership limitations and shareholder approval requirements.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to liquidation. Prior to August 21, 2026, the Series A Preferred Stock included redemption provisions that allowed the holder to require cash redemption upon the occurrence of a Triggering Event, defined as (i) the objection or rejection by the Trading Market, any Governmental Entity, or any regulatory or self-regulatory agency of any of the transactions contemplated by the Securities Purchase Agreement on or before December 31, 2026, or (ii) the failure of any regulatory or self-regulatory agency to approve all such transactions, if any such approval is required, on or before December 31, 2026, at a redemption price equal to 100% of the consideration paid, plus any accrued but unpaid dividends and all other costs and expenses incurred in connection with the Triggering Event. Due to the existence of redemption features that were not solely within the control of the Company, the Series A Preferred Stock was classified as mezzanine equity in accordance with ASC 480-10-S99 (SEC Staff guidance) until August 21, 2026.

On April 7, 2026, the Company received a notice of non compliance (the “Notice”) from the Listing Qualifications Department of Nasdaq, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Rule”), nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. For the periods that management determined it was probable that the Preferred Shares would become redeemable, the Company had elected to carry the shares at the maximum redemption value, or fair value, in mezzanine equity on the consolidated balance sheets. For the reporting periods through June 30, 2026, all Preferred Shares were recognized at their maximum redemption value. During the nine months ended September 30, 2026 and 2025, the Company recognized $2,062,360 and nil, respectively, in accretion of the Preferred Shares to redemption value within mezzanine equity on the consolidated balance sheets.

On May 29, 2026, the Company entered into a second Securities Purchase Agreement under the PIPE Offering with an accredited investor, pursuant to which the Company agreed to issue 443.212 shares of Series A Preferred Stock with an aggregate stated value of $443,212, together with warrants to purchase 1,052,632 shares of common stock at an exercise price of $0.40 per share, for an aggregate purchase price of $400,000 after giving effect to a 5% original issue discount. The subscription proceeds of $400,000 were received in June 2026, and the final transaction documents were executed in July 2026. Consistent with the initial tranche, the proceeds were allocated between the Series A Preferred Stock and the warrants, and the preferred stock was accreted to its redemption value of $443,212 as of June 30, 2026.

Holders of the Series A Preferred Stock are entitled to an 8% dividend payable in cash or shares of common stock at the holder’s option. In addition, holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. During the three and nine months ended September 30, 2026, the Company accrued dividends of $84,654 and $173,162, respectively, on the Series A Preferred Stock. As of September 30, 2026, accrued and unpaid dividends on the Series A Preferred Stock were $173,162.

During the three months ended September 30, 2026, the holder of the Series A Preferred Stock converted an aggregate of 420 shares of Series A Preferred Stock with a stated value of $420,000 into 1,050,000 shares of common stock at the conversion price of $0.40 per share. The conversions were recorded at the carrying amount of the converted shares of $420,000, of which $1,050 was credited to common stock and $418,950 to additional paid-in capital.

On August 21, 2026, in connection with the Series B private placement described below, the Company filed an Amended and Restated Certificate of Designation of the Series A Preferred Stock with the State of Nevada, which, among other changes, eliminated the holder’s Triggering Event redemption right. The amended certificate of designation also provides that the Series A Preferred Stock ranks pari passu with the Series B Preferred Stock upon any liquidation, dissolution or winding-up of the Company, requires not less than 61 days’ prior written notice from a holder to increase its beneficial ownership limitation from 4.99% to 9.99%, and revises the anti-dilution adjustment to reset the conversion price to the lower of the new issuance price and the lowest volume-weighted average price during the five consecutive trading days following specified dilutive issuances. On August 25, 2026, the Company filed a further Amended and Restated Certificate of Designation of the Series A Preferred Stock, which superseded the certificate filed on August 21, 2026 to include certain amendments that had been inadvertently omitted. As the Series A Preferred Stock is no longer redeemable upon the occurrence of events outside the control of the Company, the carrying amount of the outstanding Series A Preferred Stock of $3,812,686 was reclassified from mezzanine equity to stockholders’ equity, consisting of preferred stock at par value of $4 and additional paid-in capital of $3,812,682. As of September 30, 2026, there were 3,813 shares of Series A Preferred Stock issued and outstanding, with an aggregate liquidation preference of $3,985,848, including accrued dividends of $173,162.

As described in Note 14, a Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2026, with a stated effective date of September 22, 2026, established a minimum Series A conversion price of $0.16 per share, subject to specified equitable adjustments. The amendment overrides any adjustment or reset otherwise yielding a conversion price below that minimum.

Series B Convertible Preferred Stock

On August 21, 2026, the Company designated 11,000 shares of its preferred stock as Series B Convertible Preferred Stock, with a stated value of $1,000 per share, and entered into a Securities Purchase Agreement with certain accredited investors for the private placement of shares of Series B Preferred Stock at a purchase price of $1,000 per share, together with Common Warrants A and Common Warrants B, each to purchase 1,000 shares of common stock for each share of Series B Preferred Stock purchased. On September 1, 2026 and September 11, 2026, the Company completed closings for 4,600 and 2,549.9 shares of Series B Preferred Stock, respectively, for aggregate gross proceeds of $7,149,900. Issuance costs of $155,010 were deducted from the proceeds, resulting in net proceeds of $6,994,890.

The Series B Preferred Stock is convertible into shares of common stock at an initial conversion price of $0.70 per share, subject to adjustment and to a beneficial ownership limitation of 4.99% (or 9.99% at the election of the holder). The aggregate number of shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the related warrants is limited to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Securities Purchase Agreement (the “Exchange Cap”) unless stockholder approval is obtained, and the Company agreed to use its reasonable best efforts to obtain such approval within 60 days of the closing date. Holders of the Series B Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum on the stated value, payable in cash or shares of common stock at the election of the holder. Upon any liquidation, dissolution or winding-up of the Company, the Series B Preferred Stock ranks pari passu with the Series A Preferred Stock. Under the Securities Purchase Agreement, the Company agreed not to enter into variable rate transactions, equity lines of credit, at-the-market offerings or equity-backed merchant cash advances while the Series B Preferred Stock or the related warrants remain outstanding. The Series B Preferred Stock does not contain redemption features that are outside the control of the Company and is classified in stockholders’ equity.

As described in Note 14, a Certificate of Amendment filed October 21, 2026 and stated to be effective September 30, 2026 established a minimum conversion price of $0.266 per share for the Series B Preferred Stock, including specified adjustment and dividend-related share calculations. The floor is subject to limited proportional adjustments and restrictions on waiver or elimination. The amendment does not change the stated initial conversion price of $0.70 per share.

The Company evaluated the Common Warrants A and B under ASC 815-40 and concluded that they are indexed to the Company’s own stock and are equity-classified. The net proceeds of $6,994,890 were allocated between the Series B Preferred Stock and the warrants based on their relative fair values, with $3,462,120 allocated to the Series B Preferred Stock, consisting of preferred stock at par value of $7 and additional paid-in capital of $3,462,113, and $3,532,770 allocated to the Common Warrants A and B and recorded in additional paid-in capital. The fair value of the Series B Preferred Stock was determined on an as-converted basis using the closing price of the Company’s common stock on each closing date, and the fair value of the warrants was determined using the Black-Scholes option pricing model (see Warrants below).

During the three and nine months ended September 30, 2026, the Company accrued dividends of $41,424 on the Series B Preferred Stock. As of September 30, 2026, there were 7,149.9 shares of Series B Preferred Stock issued and outstanding, with an aggregate liquidation preference of $7,191,324, including accrued dividends of $41,424.

In connection with the Series B private placement, the Company entered into a registration rights agreement dated August 21, 2026, which requires the Company to file a registration statement on Form S-3 (or another appropriate form) covering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the related warrants within 30 trading days of the closing date and to use its reasonable best efforts to have the registration statement declared effective within 60 calendar days of the closing date (or 90 calendar days in the event of a full review by the SEC). If the Company fails to satisfy certain filing or effectiveness obligations, the Company is obligated to pay liquidated damages equal to 1.0% per month of the aggregate purchase price paid by each investor, subject to a maximum of 6.0% of the investor’s subscription amount, or $428,994 in the aggregate. The Company filed a resale registration statement on Form S-1 on October 27, 2026. See Note 14.

Common Stock Payable – The Company entered into consulting agreements under which it committed to issue shares of common stock for services rendered. As of September 30, 2026, the Company had recorded an aggregate of $258,780 in common stock payable, representing the fair value of shares committed but not yet issued under various consulting, employment settlement, and contractual settlement agreements, as further described below.

The Company entered the following consulting agreements:

●	Under the first agreement, 30,000 shares were committed with a total fair value of $60,000. These shares were issued on March 24, 2026 as a settlement of stock payable in the amount of $60,000. Under the second agreement, 300,000 shares were committed with a total fair value of $258,780. As of September 30, 2026, all 300,000 shares were payable and the full fair value has been recognized as common stock payable.

●	On September 4, 2025, the Company entered into an employment agreement with Mr. Tyler Moore, who served as the Company’s Chief Financial Officer until his resignation on January 5, 2026. Following his resignation, disputes arose between the parties regarding Mr. Moore’s equity compensation entitlement under the employment agreement. On May 1, 2026, the Company entered into a settlement agreement with Tyler Moore. The settlement agreement resolves disputes regarding Tyler Moore’s equity compensation under the employment agreement. Pursuant to the settlement agreement, the Company agreed to issue to Tyler Moore 150,000 shares of the Company’s common stock as equity compensation, and accordingly recognized $186,000 of stock-based compensation, recorded as common stock payable, representing the fair value of the shares on the settlement date. The 150,000 settlement shares were issued on May 8, 2026, and the related common stock payable of $186,000 was extinguished (see Note 8 – Commitments and Contingencies).

●	On April 30, 2026, the Company entered into a Settlement Agreement and General and Mutual Release (the “Settlement Agreement”) with D. Boral Capital (“D. Boral”). The Settlement Agreement resolves disputes arising from the Company’s completion of a private placement of its Series A Preferred Stock on March 19, 2026, which violated certain lock-up restrictions under the Underwriting Agreement dated November 12, 2025, prohibiting the Company from offering any of its securities for sale prior to May 12, 2026. Pursuant to the Settlement Agreement, the Company agreed to issue to D. Boral 100,000 shares of the Company’s common stock and to pay $100,000 in cash, in full and final satisfaction of any payment, stock issuance, or other compensation that may be owed to D. Boral under the Underwriting Agreement or otherwise. In consideration of such issuance and payment, D. Boral irrevocably and unconditionally released, acquitted, and forever discharged the Company and its principals from any and all claims, demands, rights, and causes of action. Because the shares and cash represent compensation for a contractual breach that occurred on March 19, 2026, the Company determined that date to be the measurement date for the shares. The fair value of the 100,000 shares on March 19, 2026 was $92,780. The 100,000 shares were issued on May 4, 2026 and, together with the $100,000 cash payment made on May 6, 2026, the related common stock payable of $92,780 was extinguished upon settlement (see Note 8).

●	On December 23, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Genesis One Holdings, LLC (“Genesis One” or the “Consultant”) for consulting services to be provided to the Company over a term of 90 days. As compensation for such services, the Consultant is entitled to receive 300,000 shares of the Company’s common stock in total (100,000 shares per month) as a fully paid engagement fee, together with a cash fee of $100,000 per month. On December 29, 2025, the Company paid the first monthly cash instalment of $100,000 and recorded the related consulting expense and $23,003 of stock-based compensation for the shares earned through December 31, 2025. During the three months ended March 31, 2026, the Company recognized $200,000 in cash consulting fees, accrued in accounts payable, and $235,777 in stock-based compensation representing the fair value of shares earned during the period. As of September 30, 2026, the shares had not yet been issued and the corresponding obligation has been recorded as common stock payable. The 300,000 shares, with a total fair value of $258,780, are the shares committed under the second agreement described in the first bullet point above.

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

In connection with the Series B private placement, the Company issued Common Warrants A to purchase 7,149,900 shares of common stock at an exercise price of $0.825 per share and Common Warrants B to purchase 7,149,900 shares of common stock at an exercise price of $0.95 per share, of which 4,600,000 of each were issued on September 1, 2026 and 2,549,900 of each were issued on September 11, 2026. The warrants are exercisable immediately upon issuance and expire on September 29, 2031. The warrants contain full-ratchet anti-dilution protection, pursuant to which the exercise price is subject to reduction upon the issuance of common stock or common stock equivalents at a price below the then-current exercise price, and provide for cashless exercise if there is no effective registration statement covering the resale of the underlying shares. Exercise of the warrants is subject to the same beneficial ownership limitation and Exchange Cap applicable to the Series B Preferred Stock. In the event of certain fundamental transactions, the holders may require the Company to purchase the unexercised warrants for their Black-Scholes value; for fundamental transactions that are not within the Company’s control, such consideration is payable in the same form and proportion as the consideration paid to holders of common stock. The relative fair value allocated to the Common Warrants A and B of $3,532,770 was recorded within additional paid-in capital.

As described in Note 14, amendments to the Common Warrants A and B provide for a minimum exercise price of $0.266 per share, subject to specified proportional adjustments. The original stated exercise prices of $0.825 and $0.95 per share remain unchanged. The floor also applies to specified cashless exercise and other calculations and cannot be waived. The amendment may reduce the common shares issuable relative to the original terms.

As of September 30, 2026, the Company had a total of 27,166,117 warrants outstanding, with a weighted average exercise price of $0.89 and an aggregate intrinsic value of $12,641,480 based on the closing price of the Company’s common stock on September 30, 2026.

The fair value of the warrants using the Black-Scholes Model with the following variables:

●	Stock Price - $0.93 - $1.75
●	Exercise Price - $0.40 - $4.00
●	Volatility – 72.30% - 79.04%
●	Term –5 years
●	Risk Free Rate of Return – 3.55% - 4.78%

Stock Options – During the year ended December 31, 2025, the Company granted an aggregate of 175,000 stock options to directors. The options have exercise prices ranging from $1.13 to $1.24 per share, with a weighted-average exercise price of approximately $1.19 per share, and a contractual term of five years.

The total grant-date fair value of the options issued during 2025 was approximately $103,348. The Company recognized stock-based compensation expense of $52,123 and $0 related to these grants during the nine and three months ended September 30, 2026, respectively. All option-related compensation cost has been fully recognized, and there was no remaining unamortized compensation expense as of September 30, 2026.

On September 28, 2026, the Company granted an aggregate of 150,000 stock options to directors with an exercise price of $1.24 per share, which vested immediately upon grant and have a contractual term of five years. The total grant-date fair value of these options of $97,516 was recognized as stock-based compensation during the three months ended September 30, 2026. Total stock option compensation expense was $149,639 and $97,516 for the nine and three months ended September 30, 2026, respectively. The 100,000 options granted in December 2025 to the Company’s former Chairman and Interim Chief Financial Officer remained outstanding and exercisable in accordance with their terms following his departure on September 16, 2026.

As of September 30, 2026, the Company had 325,000 stock options outstanding, with a weighted-average exercise price of approximately $1.21 per share and a weighted-average remaining contractual life of approximately 4.6 years. All 325,000 options outstanding were exercisable as of September 30, 2026. The options outstanding had an aggregate intrinsic value of $4,500 as of September 30, 2026.

The fair value of the stock options using the Black-Scholes Model with the following variables. The expected term is calculated using a simplified method for plain vanilla options:

●	Stock Price - $1.13 - $1.24
●	Exercise Price - $1.13 - $1.243
●	Volatility – 84.00% - 86.71%
●	Expected Term – 2.5 – 2.75 years
●	Risk Free Rate of Return – 3.54% - 4.97%

Restricted Stock Units – During the year ended December 31, 2025, the Company granted an aggregate of 822,592 restricted stock units (“RSUs”) to employees and service providers. The RSUs were granted at a fair value of $1.13 per share and vest over periods through December 2026.

The total grant-date fair value of the RSUs issued during 2025 was approximately $929,529. The Company forfeited a total of 300,000 RSUs during the nine months ended September 30, 2026 and recognized stock-based compensation expense of $482,881 and $13,065 related to these RSUs during the nine and three months ended September 30, 2026, respectively. On July 13, 2026, 476,720 vested RSUs were settled through the issuance of 476,720 shares of common stock. The remaining unrecognized compensation expense of approximately $10,225 will be recognized over the remaining vesting period through December 11, 2026. As of September 30, 2026, the Company had 45,872 RSUs outstanding.

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

	For the Nine Months ended September 30, 2026	For the Nine Months ended September 30, 2025
Gross profit	$-	$2,103
Less:
Professional fees	955,212	861,531
Payroll expense	1,897,694	1,051,594
Selling, general and administrative expenses	208,496	62,379
Interest expense, net	287,051	19,720
Depreciation and amortization	-	225,000
Other income	(273)	-
Segment net loss	(3,348,180)	(2,218,121)
Reconciliation of profit or loss	-	-
Adjustments and reconciling items	-	-
Consolidated net loss	$(3,348,180)	$(2,218,121)

	For the Three Months ended September 30, 2026	For the Three Months ended September 30, 2025
Gross profit	$-	$448
Less:
Professional fees	224,585	718,586
Payroll expense	382,808	195,447
Selling, general and administrative expenses	93,773	10,890
Interest expense, net	23	19,293
Depreciation and amortization	-	75,000
Other (income) loss	(211)	-
Segment net loss	(700,978)	(1,018,768)
Reconciliation of profit or loss	-	-
Adjustments and reconciling items	-	-
Consolidated net loss	$(700,978)	$(1,018,768)

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

As of September 30, 2026 and December 31, 2025, the Company has not recorded any uncertain tax positions in the accompanying financial statements.

The effective U.S. federal corporate income tax rate for the nine months ended September 30, 2026 and the year ended December 31, 2025 was 21%.

As of September 30, 2026, the Company had net operating loss carryforwards of approximately $9,204,765, compared to $7,141,162 as of December 31, 2025. These net operating losses may be carried forward indefinitely; however, their utilization may be subject to limitations under Section 382 of the Internal Revenue Code due to ownership changes and stock issuances.

The significant components of the Company’s deferred tax assets were as follows:

	September 30, 2026	December 31, 2025
Deferred Tax Asset	$1,933,001	$1,499,644
Valuation Allowance	(1,933,001)	(1,499,644)
Net Deferred Tax Asset	$-	$-

As of September 30, 2026, the Company recorded a deferred tax asset of $1,933,001 primarily related to federal net operating loss carryforwards. Due to the Company’s cumulative losses and the lack of sufficient positive evidence to support realization, management determined that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance of $1,933,001 has been recorded as of September 30, 2026.

As of December 31, 2025, the Company recorded a full valuation allowance of $1,499,644 against its deferred tax assets.

The Company recorded no provision for income taxes for the nine months ended September 30, 2026 and 2025 due to operating losses and the establishment of a full valuation allowance against its deferred tax assets.

Note 13 - Related Party Transaction

On July 10, 2026, the Company entered into a Share Redemption Agreement with BK Investments LLC, an entity owned by Brian John, the Company’s then Chairman and Interim Chief Financial Officer, for the repurchase and retirement of 150,000 shares of the Company’s common stock for $150,000, which the Company had advanced during the three months ended June 30, 2026. The 150,000 shares were cancelled on July 16, 2026 (see Note 10 – Stockholders’ Equity and Mezzanine Equity).

On September 4, 2026, in accordance with his employment agreement, $125,000 was transferred from the Company to Mr. John, who ceased serving as the Company’s Interim Chief Financial Officer and resigned as a director and Chairman of the Board of Directors on September 16, 2026. The amount was recorded as compensation expense, included in payroll expense, during the three months ended September 30, 2026.

On September 3, 2026, the Company entered into a Consulting Services Agreement with Myall Luna Ventures Inc. (“Myall Luna”), effective as of September 2, 2026 through September 1, 2027, for financial and accounting management services. Brian R. Meadows, the President of Myall Luna, was appointed as a director of the Company effective September 4, 2026 and as the Company’s Chief Financial Officer effective September 18, 2026. The agreement initially provided for a monthly fee of $10,000, payable in advance. Effective September 18, 2026, the agreement was amended to provide for Mr. Meadows to serve as the Company’s Chief Financial Officer and to increase the monthly fee to $15,000. During the three and nine months ended September 30, 2026, the Company recognized consulting fees of $10,000 under this agreement.

During the nine months ended September 30, 2026, the Company also entered into the following transactions with related parties, which are described in the notes referenced: (i) the Settlement and Release Agreement with NovoDX and the repurchase from NovoDX of 3,500,000 shares of the Company’s common stock for $1,075,000 (see Note 8 – Commitments and Contingencies and Note 10 – Stockholders’ Equity and Mezzanine Equity); (ii) the Settlement Agreement and General and Mutual Release with Tyler Moore, the Company’s former Chief Financial Officer, under which 150,000 shares of common stock with a fair value of $186,000 were issued (see Note 8 and Note 10); and (iii) the repurchase of 1,250,000 shares of common stock from BK Investments LLC, an entity owned by Brian S. John, for $1,250,000 and of 1,500,000 shares of common stock from Dr. Glynn Wilson, the Company’s Chief Executive Officer, for $750,000, which together with the NovoDX repurchase totaled $3,075,000, and the related stock-based compensation charge of $137,500 on the repurchase from BK Investments LLC (see Note 10).

Note 14 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. As a result of this evaluation, the following material subsequent events were identified that required disclosure in the unaudited condensed consolidated financial statements:

Stock Options

On October 6, 2026, the Company granted 75,000 stock options to its Chief Executive Officer with an exercise price of $1.13 per share, which vested immediately upon grant and have a contractual term of five years. The grant-date fair value of these options of $51,571 will be recognized as stock-based compensation during the three months ending December 31, 2026.

On November 4, 2026, the Compensation Committee of the Company’s Board of Directors approved the grant of 150,000 stock options to the Company’s Chief Financial Officer, with an exercise price equal to the market price of the Company’s common stock on the grant date. Of these options, 50,000 vested immediately upon grant and the remaining 100,000 options vest in two equal tranches upon the achievement of specified performance conditions. The related stock-based compensation will be recognized beginning in the three months ending December 31, 2026.

Series A Preferred Stock Floor Price

On October 16, 2026, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Designation of its Series A Convertible Preferred Stock with the Nevada Secretary of State. The amendment states an effective date of September 22, 2026 and establishes a minimum conversion price of $0.16 per share of common stock. The floor overrides adjustments, resets, reductions or other modifications that otherwise would reduce the conversion price below $0.16, and is subject to equitable adjustment for stock splits, reverse stock splits, stock dividends, combinations, recapitalizations, reclassifications and similar events. Except as expressly amended, the Series A Certificate of Designation remains unchanged. See the Company’s Current Report on Form 8-K filed October 22, 2026.

Series B Preferred Stock and PIPE Warrant Floor Prices

On October 21, 2026, the Company filed a Certificate of Amendment to the Certificate of Designation of its Series B Convertible Preferred Stock with the Nevada Secretary of State, with a stated effective date of September 30, 2026. The amendment establishes a $0.266 per-share floor for the Series B conversion price and other price inputs used to determine common shares issuable upon conversion or payment or conversion of dividends, including the applicable anti-dilution provisions. The Company also entered into amendments, with a stated effective date of September 30, 2026, to the Series B private placement Common Stock Purchase Warrants A and B to establish a $0.266 per-share minimum exercise-price floor. The original warrant exercise prices of $0.825 and $0.95 per share, respectively, were not reset. The floors are subject to specified proportional adjustments and restrictions on waiver or elimination, including Nasdaq approval requirements while listed. The amendments were intended to address Nasdaq requirements concerning the private placement and related accounting considerations, but do not themselves establish a particular accounting classification or Nasdaq determination. See the Company’s Current Report on Form 8-K filed October 22, 2026.

On October 27, 2026, the Company filed a registration statement on Form S-1 covering the resale by selling stockholders of up to 24,513,943 shares of common stock associated with the Series B financing. The Company will not receive proceeds from resales by the selling stockholders, but may receive proceeds from cash exercises of the registered warrants. See Note 10 for the registration-rights obligations.

Conversion of Series B Preferred Stock

On November 10, 2026, the Company issued 1,035,714 shares of common stock to the holder of the Series B Preferred Stock upon the conversion of shares of Series B Preferred Stock at the conversion price of $0.70 per share.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors,” and elsewhere in our Form 10-K, Part I, “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Cautionary Statement Regarding Forward-Looking Information” in our Form 10-K.

Overview and Business Trends

Licensing Relationships. On June 1, 2026, the Company announced an expanded licensing agreement with SanPellegrino Cosmetics Private Limited, effective May 21, 2026, covering Photocil and Hair Enzyme Booster. The agreement provides for an initial five-year term and an expanded set of territories, including certain Latin American countries, Russia, Australia and New Zealand, in addition to India. Commercial activity and the timing and extent of any resulting revenue remain subject to applicable market, regulatory and contractual considerations. This agreement predates the third quarter and is included as background to the Company’s licensing-led business strategy.

Emesyl License. On December 31, 2025, the Company entered into a license agreement with Itonis Pharmaceuticals under which the Company obtained an exclusive, worldwide license to manufacture, market and sell the homeopathic Emesyl product (see Note 1). The Company bears the cost of manufacturing the product and is obligated to pay royalties equal to 8% of net sales, as defined in the agreement. The Company did not record any sales of, or royalties on, the Emesyl product during the nine months ended September 30, 2026. This agreement predates the third quarter and is included as background to the Company’s licensing-led business strategy.

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

Recent Developments

Nasdaq Listing. On April 7, 2026, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). On July 15, 2026, the Company received a Staff Delisting Determination from Nasdaq and requested a hearing before a Nasdaq Hearings Panel, which was held on August 25, 2026. [Status of the Panel’s determination through the date of this report to be provided by the Company.] As of September 30, 2026, after giving effect to the Series B private placement and the reclassification of the Series A Preferred Stock to stockholders’ equity, the Company’s stockholders’ equity was $7,803,392.

Series B Private Placement and Series A Amendments. On August 21, 2026, the Company entered into a Securities Purchase Agreement for the private placement of Series B Preferred Stock and Common Warrants A and B, and completed closings on September 1, 2026 and September 11, 2026 for an aggregate of 7,149.9 shares of Series B Preferred Stock and warrants to purchase 14,299,800 shares of common stock, for gross proceeds of $7,149,900 and net proceeds of $6,994,890. In connection with the Series B private placement, the Company amended and restated the Certificate of Designation of the Series A Preferred Stock to, among other things, eliminate the holder’s redemption right, and the Series A Preferred Stock was reclassified from mezzanine equity to stockholders’ equity. During the three months ended September 30, 2026, the holder converted 420 shares of Series A Preferred Stock into 1,050,000 shares of common stock. On July 9, 2026, the Company’s stockholders approved the Additional Investment Right under the Series A Securities Purchase Agreement, the issuance of shares of common stock upon conversion of the Series A Preferred Stock and exercise of the related warrants in excess of 19.99% of the shares outstanding prior to the PIPE Offering, and an increase in the number of authorized shares of common stock from 100,000,000 to 500,000,000. See Note 10 – Stockholders’ Equity and Mezzanine Equity.

Management Changes. On September 4, 2026, Brian R. Meadows was appointed as a director of the Company. On September 16, 2026, Brian John ceased serving as the Company’s Interim Chief Financial Officer and resigned as a director and Chairman of the Board of Directors. On September 18, 2026, Mr. Meadows was appointed Chief Financial Officer and Dr. Glynn Wilson, the Company’s Chief Executive Officer, was appointed Chairman of the Board of Directors. See Note 13 – Related Party Transaction for the consulting agreement with Myall Luna Ventures Inc., of which Mr. Meadows is the President.

Consulting Agreement. On September 8, 2026, the Company entered into a consulting agreement with Blue Sky Trading and Consulting Ltd. for advisory services over a twelve-month term and paid a one-time fee of $600,000 on September 16, 2026, which is recorded in prepaid expenses and other current assets as of September 30, 2026. See Note 8 – Commitments and Contingencies.

Intellectual Property Portfolio. On August 6, 2026, the Company announced that its intellectual property portfolio included five issued U.S. patents relating to its Hair Enzyme Booster and Photocil platforms. Four issued patents relate to Hair Enzyme Booster compositions and methods, and one relates to Photocil technology. Additional U.S. and international patent applications remained pending. The issuance of patents does not establish regulatory approval or assure commercial success.

Results of operations

The following table sets forth our consolidated statements of operations data in dollars for the periods presented:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025

Summary Statement of Operations Data
Revenue	$-	$740
Cost of revenue	-	292
Gross profit (loss)	-	448
Total operating expenses	701,166	999,923
Operating loss	(701,166)	(999,475)
Other income	211	-
Interest income (expense)	(23)	(19,293)
Total other income (expense)	188	(19,293)
Net loss	$(700,978)	$(1,018,768)

Accretion to redeemable preferred equity	$-	$-
Dividends on Series A and Series B preferred stock	126,078	-

Net Loss attributable to common stockholders	$(827,056)	$(1,018,768)

Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders - basic	$(0.08)	$(0.08)
Net loss per share attributable to common stockholders - diluted	$(0.08)	$(0.08)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted *	10,126,697	13,436,925

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Summary Statement of Operations Data
Revenue	$-	$3,795
Cost of revenue	-	1,692
Gross profit (loss)	-	2,103
Total operating expenses	3,061,402	2,200,504
Operating loss	(3,061,402)	(2,198,401)
Other income	273	-
Interest income (expense)	(287,051)	(19,720)
Total other income (expense)	(286,778)	(19,720)
Net loss	$(3,348,180)	$(2,218,121)

Accretion to redeemable preferred equity	$2,062,360	$-
Dividends on Series A and Series B preferred stock	214,586	-

Net Loss attributable to common stockholders	$(5,625,126)	$(2,218,121)

Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders - basic	$(0.50)	$(0.17)
Net loss per share attributable to common stockholders - diluted	$(0.50)	$(0.17)

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted *	11,173,600	13,330,451

*Due to the anti-dilutive effect, the computation of basic and diluted EPS did not include the shares underlying the exercise of warrants, options, RSUs, common stock payable and Series A and Series B preferred stock as the Company had a net loss for the three and nine months ended September 30, 2026 and 2025.

Comparison of the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025.

Revenue and Cost of revenue

For the three months ended September 30, 2026, the Company generated no revenue, compared to revenue of $740 for the three months ended September 30, 2025, and cost of revenue was $0, compared to $292 for the same period. The prior-year amounts were inconsequential and reflected early-stage product activity.

For the nine months ended September 30, 2026, the Company generated no revenue, compared to revenue of $3,795 for the nine months ended September 30, 2025, and cost of revenue was $0, compared to $1,692 for the same period. The Company is still in the process of developing and commercializing its products and has not yet generated meaningful commercial revenue.

Operating expenses

Total operating expenses for the three months ended September 30, 2026 were $701,166, compared to $999,923 for the three months ended September 30, 2025, a decrease of $298,757, or approximately 30%. Selling, general and administrative expenses increased by $82,883, or approximately 761%, to $93,773, primarily due to higher stock transfer agent fees, directors’ and officers’ insurance expense and employer payroll taxes. Payroll expenses increased by $187,361, or approximately 96%, to $382,808, primarily due to $125,000 of compensation paid to the Company’s former Chairman and Interim Chief Financial Officer (see Note 13) and $110,581 of non-cash stock-based compensation, consisting of $97,516 for stock options granted on September 28, 2026 and $13,065 of restricted stock unit amortization, partially offset by lower cash compensation. Professional service fees decreased by $494,001, or approximately 69%, to $224,585, primarily because the prior-year quarter included $400,000 of professional fees settled through the issuance of shares of common stock, partially offset by $100,000 of investor relations fees expensed in the current quarter . Depreciation and amortization decreased to $0 from $75,000, due to the full impairment of the Company’s intellectual property license recorded during the year ended December 31, 2025.

Total operating expenses for the nine months ended September 30, 2026 were $3,061,402, compared to $2,200,504 for the nine months ended September 30, 2025, an increase of $860,898, or approximately 39%. Selling, general and administrative expenses increased by $146,117, or approximately 234%, to $208,496, reflecting higher corporate overhead costs, including public company compliance, insurance and administrative expenses. Payroll expenses increased by $846,100, or approximately 80%, to $1,897,694, primarily reflecting non-cash stock-based compensation, including restricted stock unit and stock option amortization and shares committed under consulting, advisory and settlement arrangements, $125,000 of compensation paid to the Company’s former Chairman and Interim Chief Financial Officer, as well as expanded management personnel; the prior-year period included $607,000 of shares issued for services. Professional service fees increased by $93,681 to $955,212, primarily attributable to higher legal, accounting, consulting and audit fees incurred in connection with the Series A Convertible Redeemable Preferred Stock financings, settlement matters, and ongoing public company compliance obligations, including $300,000 of consulting fees, of which $200,000 relates to the Genesis One Consulting Agreement (see Note 10), and $100,000 of investor relations fees. Depreciation and amortization decreased to $0 from $225,000, due to the full impairment of the intellectual property license recorded during the year ended December 31, 2025.

No impairment charges were recorded during the three and nine months ended September 30, 2026 or the comparable prior-year periods.

As a result of the foregoing, the Company reported an operating loss of $701,166 for the three months ended September 30, 2026, compared to an operating loss of $999,475 for the three months ended September 30, 2025, a decrease of $298,309, or approximately 30%, primarily due to the decrease in professional service fees described above, partially offset by the increase in payroll expenses.

For the nine months ended September 30, 2026, the Company reported an operating loss of $3,061,402, compared to an operating loss of $2,198,401 for the nine months ended September 30, 2025, an increase of $863,001, or approximately 39%, primarily driven by higher stock-based compensation, the $125,000 payment to the former Chairman and Interim Chief Financial Officer and higher professional service fees, partially offset by the absence of depreciation and amortization in the current period.

Other income (expense)

For the three months ended September 30, 2026, interest expense, net was $23 and other income was $211, compared to interest expense of $19,293 and other expense of $0 for the three months ended September 30, 2025. Amounts in both quarters were immaterial.

Interest expense, net was $287,051 for the nine months ended September 30, 2026, compared to $19,720 for the nine months ended September 30, 2025. The increase of $267,331 was recorded entirely in the first quarter of 2026 and was primarily attributable to non-cash charges consisting of $144,123 of guaranteed interest on convertible debt ($148,867 settled upon conversion, less $4,744 accrued as of December 31, 2025), $141,350 of amortization of debt discounts and $1,500 of conversion fees, all associated with the Greentree Promissory Note converted into common stock in March 2026, as further discussed in Note 7 – Debt.

Financial condition, liquidity and capital resources

Overview

As of September 30, 2026, the Company had cash and cash equivalents of $7,668,775, compared to $2,189,232 as of December 31, 2025. The increase of $5,479,543 during the nine months ended September 30, 2026 was primarily attributable to net cash provided by financing activities of $7,639,890, consisting primarily of the net proceeds from the private placements of the Company’s Series A and Series B Convertible Preferred Stock (the “PIPE Financing”), net of the repurchase of common stock, partially offset by net cash used in operating activities of $2,160,347.

During the nine months ended September 30, 2026, the Company raised net proceeds of $3,870,000 from private placements of its Series A Convertible Redeemable Preferred Stock, consisting of $3,470,000 received in March 2026 and $400,000 received in June 2026 under the second tranche of the PIPE Financing. Concurrent with the initial PIPE Financing, the Company repurchased 6,250,000 shares of its common stock for an aggregate consideration of $3,075,000. In September 2026, the Company received net proceeds of $6,994,890 from the private placement of its Series B Convertible Preferred Stock and Common Warrants A and B, after issuance costs of $155,010.

Total assets increased to $8,312,911 as of September 30, 2026, compared to $2,326,818 as of December 31, 2025. The increase of $5,986,093 was primarily driven by a net increase in cash and cash equivalents of $5,479,543, an increase in prepaid expenses and other current assets of $506,550, primarily reflecting a $600,000 fee paid under a twelve-month consulting agreement (see Note 8), while inventory remained unchanged. The Company had no non-current assets as of either balance sheet date.

Total liabilities increased to $509,519 as of September 30, 2026, compared to $235,494 as of December 31, 2025. The increase of $274,025 was primarily attributable to an increase in accounts payable of $122,250, primarily related to consulting services incurred in connection with the Genesis agreement, and an increase in accrued expenses and other current liabilities of $210,425, largely reflecting accrued dividends on the Series A and Series B Preferred Stock, partially offset by a decrease in long-term debt of $58,650 due to the conversion of the Greentree Promissory Note.

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

Cash flows

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net cash (used in) provided by:
Net cash used in operating activities	$(2,160,347)	$(631,875)
Net cash provided by financing activities	$7,639,890	$179,000

Net change in cash and cash equivalents	$5,479,543	$(452,875)

Series A and Series B Preferred Stock Financing and Capitalization

During the nine months ended September 30, 2026, the Company completed significant equity financing transactions and amendments to its outstanding preferred stock arrangements that strengthened its liquidity and affected the classification and composition of stockholders’ equity.

During the third quarter of 2026, amendments to the Series A Convertible Preferred Stock eliminated certain redemption provisions that had previously required classification outside permanent stockholders’ equity. As a result, the Company reclassified $3,812,686 from mezzanine equity to permanent stockholders’ equity. This reclassification was noncash and did not itself increase the Company’s total assets or liquidity.

The Company also completed a private placement of Series B Convertible Preferred Stock and related warrants, generating $6,994,890 in net cash proceeds. The transaction increased available cash resources and provided additional financial flexibility. Management continues to evaluate the allocation of available resources among ongoing corporate obligations and potential business opportunities; no particular level of expenditure on sales, marketing, commercialization or acquisitions is committed by the completion of this financing.

The Series A Preferred Stock has an initial conversion price of $0.40 per share, subject to adjustment and a minimum conversion price of $0.16 per share under an amendment filed subsequent to September 30, 2026, with a stated effective date of September 22, 2026. The Series B Preferred Stock has an initial conversion price of $0.70 per share, subject to adjustment and a minimum conversion price of $0.266 per share under an amendment filed subsequent to September 30, 2026, with a stated effective date of September 30, 2026. Related Series B warrants are also subject to a minimum exercise price of $0.266 per share under amendments with a stated effective date of September 30, 2026, subject to the terms of the applicable instruments. These minimum prices are subject to specified adjustments and approval requirements as more fully described in Notes 10 and 14 to the condensed consolidated financial statements.

Future conversions of preferred stock and exercises of warrants may result in the issuance of additional shares of common stock and dilution to existing common stockholders. The ultimate number of shares issued will depend on the applicable conversion and exercise provisions, market conditions, stockholder approval requirements and other limitations contained in the governing agreements.

Management believes the financing transactions increased the Company’s financial flexibility. Future capital requirements will depend on operating expenditures and the nature and timing of any business initiatives the Company elects to pursue. There can be no assurance that additional financing, if required, will be available on acceptable terms. Additional information regarding the terms, classification, amendments and accounting treatment of the Series A and Series B Preferred Stock and related warrants is included in Notes 2, 10 and 14.

For the nine months ended September 30, 2026, net cash used in operating activities was $2,160,347, compared to net cash used of $631,875 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, cash used in operating activities included a net loss of $3,348,180, partially offset by non-cash expenses consisting primarily of:

●	$1,147,077 of stock-based compensation, including restricted stock unit and stock option amortization and shares committed under consulting, advisory and settlement arrangements;

●	$137,500 of loss on stock repurchased from related parties; and

●	$141,350 of amortization of debt discounts.

Changes in working capital also impacted operating cash flows during the nine months ended September 30, 2026. Increases in accounts payable of $122,250 and in accrued expenses and other current liabilities of $146,206 increased operating cash, while the increase in prepaid expenses and other current assets of $506,550 decreased operating cash; inventory was unchanged. For the nine months ended September 30, 2025, net cash used in operating activities of $631,875 was primarily attributable to a net loss of $2,218,121, partially offset by $1,007,000 of shares issued for services and $225,000 of depreciation and amortization, together with working capital changes including an increase in accounts payable of $232,497, an increase in accrued expenses of $76,608, a decrease in prepaid expenses of $27,818 and a decrease in inventory of $797.

For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $0. The Company had no investing activity in either period.

For the nine months ended September 30, 2026, net cash provided by financing activities was $7,639,890, compared to $179,000 for the nine months ended September 30, 2025, consisting of:

●	$3,870,000 in net proceeds from the issuance of Series A Convertible Redeemable Preferred Stock (PIPE Financing), including $400,000 of second-tranche subscription proceeds received in June 2026,
●	$6,994,890 in net proceeds from the issuance of Series B Convertible Preferred Stock and Common Warrants A and B, net of issuance costs of $155,010; and
●	$(3,225,000) for the repurchase of 6,400,000 shares of common stock from related parties, including $150,000 for the repurchase and retirement of 150,000 shares pursuant to the use-of-proceeds provisions of the Securities Purchase Agreement.

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

Intellectual property, including license agreements, is recorded at cost and amortized over the estimated useful life of the license using the straight-line method. The Company evaluates its intellectual property for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, in accordance with ASC 360. During the year ended December 31, 2025, management determined that the carrying value of the intellectual property was not recoverable and recorded a full impairment charge of $2,550,000. As a result, the Company had no remaining intellectual property balance as of December 31, 2025 or September 30, 2026, and accordingly no amortization expense was recorded during the three and nine months ended September 30, 2026. No impairment charges were recorded during the three and nine months ended September 30, 2026 or the comparable prior-year periods.

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

Mezzanine Equity – Redeemable Preferred Stock

The Company’s Series A Convertible Redeemable Preferred Stock was classified outside of permanent equity (“mezzanine equity”) in accordance with ASC 480-10-S99, as the preferred stock was redeemable upon the occurrence of events not solely within the Company’s control. The preferred stock is initially recorded at the proceeds allocated to it upon issuance and is subsequently adjusted to its redemption value at each reporting period end through charges to additional paid-in capital. The accretion to redemption value is treated as a deemed dividend and is reflected as an adjustment to net loss to arrive at net loss attributable to common stockholders in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026, the Company recorded accretion of $2,062,360 to reflect the Series A Preferred Stock at its redemption value. Following the filing of the Amended and Restated Certificate of Designation of the Series A Preferred Stock on August 21, 2026, which eliminated the holder’s Triggering Event redemption right, the carrying amount of the Series A Preferred Stock of $3,812,686 was reclassified from mezzanine equity to stockholders’ equity (see Note 10).

Convertible Preferred Stock and Warrants

The Company evaluates convertible preferred stock and the freestanding warrants issued with it under ASC 480 and ASC 815-40 to determine whether the instruments are liabilities, mezzanine equity or permanent equity, which requires judgment regarding redemption features that are outside the Company’s control, whether the instruments are indexed to the Company’s own stock, and the settlement provisions of the instruments. The Series B Preferred Stock and the Common Warrants A and B issued in September 2026 were determined to be equity-classified. The net proceeds of $6,994,890 were allocated between the Series B Preferred Stock $3,462,120 and the warrants $3,532,770 based on their relative fair values. The fair value of the warrants was estimated using the Black-Scholes option pricing model, which requires assumptions for expected volatility, expected term and the risk-free interest rate, and the fair value of the preferred stock was determined on an as-converted basis using the closing price of the Company’s common stock on each closing date. Cumulative dividends on the Series A and Series B Preferred Stock are accrued at the stated rate of 8% per annum and are deducted from net loss in determining net loss attributable to common stockholders (see Note 9 – Net Loss Per Share and Note 10 – Stockholders’ Equity and Mezzanine Equity).

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

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, ASU No. 2025-04 clarifies that the guidance in ASC 606 on the variable consideration constraints does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). ASU No. 2025-04 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which requires that dividends on equity-classified preferred stock that are payable in additional shares of preferred stock or other equity instruments be initially measured using the dividend rate stated in the preferred stock agreement rather than at fair value. ASU No. 2026-01 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company’s Series A and Series B Preferred Stock provide for cumulative dividends at a stated rate of 8% per annum, payable in cash or shares of common stock at the election of the holder, which the Company currently accrues based on the stated rate. The Company plans to adopt ASU No. 2026-01 on January 1, 2027 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company stated in its June 30, 2026 Form 10-Q that it was not a party to litigation or proceedings that management believed were likely to have a material adverse effect on its business.

The risks described in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented in the June 30, 2026 Form 10-Q, continue to be relevant. During the third quarter, the Company completed financing transactions and amended the Series A preferred stock terms, while pursuing a Nasdaq hearing process following a July 15, 2026 Staff Delisting Determination. The Company may be unable to achieve or maintain compliance with Nasdaq listing standards, including continued stockholders’ equity requirements; any Panel exception may be conditioned on milestones. Failure to satisfy those requirements could result in suspension or delisting, reducing liquidity for common stockholders.

The issuance or conversion of Series A and Series B preferred stock and exercise of related warrants may significantly dilute existing stockholders, subject to contractual ownership limitations and applicable exchange caps. Some issuances may require stockholder approval and may be subject to price-adjustment provisions. The Series B registration rights agreement may expose the Company to liquidated damages for failures to meet specified filing or effectiveness deadlines. The Company has incurred operating losses and may require additional capital; financing may be unavailable on acceptable terms.

During the third quarter of 2026, the Company entered into a July 10 securities purchase agreement involving Series A preferred stock and related common stock warrants, with reported cash proceeds of $400,000. The Company also completed Series B preferred stock closings on September 1 and September 11, 2026 for reported aggregate gross proceeds of $7,149,900, together with related Series A and Series B warrants. These offerings and their material terms are described in Note 10 of the unaudited condensed consolidated financial statements and in the relevant Forms 8-K filed during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2026.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the following material weakness in internal control over financial reporting:

●	Related-party transaction controls. The Company had not established a sufficiently formalized process for the identification, evaluation, documentation and approval of related-party transactions.

Remediation of Material Weaknesses

During the quarter ended September 30, 2026, management initiated and implemented measures intended to strengthen the Company’s internal control over financial reporting and address the identified financial reporting deficiencies. These measures included:

●	Appointment of an experienced Chief Financial Officer. In September 2026, the Company appointed a Chief Financial Officer with more than 20 years of public company financial reporting experience, including SEC reporting, financial statement preparation and complex accounting matters.

●	Enhancement of technical accounting resources. The Company increased the resources dedicated to the review and evaluation of complex accounting matters, including equity financing arrangements, preferred stock, warrants and other transactions requiring significant accounting judgment under U.S. generally accepted accounting principles.

●	Implementation of regular monthly financial reviews. The Company instituted monthly reviews of its financial statements, account balances and significant transactions, designed to strengthen financial reporting accuracy, identify unusual items and ensure that accounting adjustments are appropriately evaluated and recorded.

In addition, subsequent to September 30, 2026, management identified further remediation measures to address the material weakness relating to related-party transactions. The Company plans to implement a formal process requiring the identification, documentation and review of related-party transactions, including review and approval by the Audit Committee, as appropriate, in accordance with applicable legal and regulatory requirements and the Company’s governance policies.

The planned procedures are expected to include maintaining a register of related parties, periodic certifications by directors and executive officers, identification and evaluation of related-party transactions, and documentation of the applicable approval and financial reporting disclosure requirements.

Management believes these measures, together with the enhancements implemented during the third quarter, are intended to strengthen the Company’s internal control environment. However, the previously identified material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period and management has evaluated and determined that they are operating effectively.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, the Company implemented changes to its internal control over financial reporting, including the appointment of an experienced Chief Financial Officer, enhancement of technical accounting resources and implementation of regular monthly financial reviews.

Management has determined that these changes are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company continues to evaluate and enhance its internal control processes, including the planned implementation of additional procedures relating to the identification and approval of related-party transactions.

Notwithstanding these improvements, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026, as the identified material weaknesses had not been fully remediated.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. We may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

The Company faces risks relating to continued listing on Nasdaq, dilution from outstanding convertible preferred stock and warrants, compliance with the Nasdaq exchange cap. Other than the forgoing, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

As of September 30, 2026, the Company has utilized a portion of the net proceeds from the offering to support its operations and transition to a public company. Such expenditures included working capital and operating expenses, including payroll and general corporate expenses, legal and accounting fees associated with public company reporting and compliance, product development and commercialization activities, repayment of certain outstanding indebtedness, and other administrative expenses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No. Exhibit Description

Exhibit	Description / Source
3.1	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 25, 2026)
3.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 25, 2026)
4.1	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 25, 2026)
4.2	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 25, 2026)
10.1	Securities Purchase Agreement dated August 21, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 25, 2026)
10.2	Registration Rights Agreement dated August 21, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 25, 2026
10.3	Consulting Services Agreement with Myall Luna Ventures Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 10, 2026)
10.4	First Amendment to Consulting Services Agreement with Myall Luna Ventures Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2026)
31.1*	Certification of Chief Executive Officer under Exchange Act Rule 13a-14(a) / Section 302 — Q3 draft attached below
31.2*	Certification of Chief Financial Officer under Exchange Act Rule 13a-14(a) / Section 302 — Q3 draft attached below
32.1**	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. § 1350 / Section 906 — Q3 draft attached below
101.*	Inline XBRL instance and taxonomy/linkbase documents — electronic filing preparation pending
104	Cover Page Interactive Data File (embedded in Inline XBRL) — electronic filing preparation pending

* To be filed with the Q3 Form 10-Q. ** To be furnished with the Q3 Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARING BRANDS, INC.

Date: 11/13/2026	By:	/s/ Glynn Wilson
Dr. Glynn Wilson
Chief Executive Officer (Principal Executive Officer)

Date: 11/13/2026	By:	/s/ Brian R. Meadows
Brian R. Meadows
Chief Financial Officer (Principal Financial Officer)

